Form 10QSB
period 2007-07-31
Basic Services, Inc.
filed 2007-09-13
CIK 1398235

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended July 31, 2007
----------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
----------------------------------------------------------------------------

                            Basic Services, Inc.
              ------------------------------------------------
               (Name of Small Business Issuer in its Charter)

            Nevada                   000-52675             20-8837626
 ----------------------------       ------------       ------------------
 (State or other jurisdiction       (Commission          (IRS Employer
      of incorporation)             File Number)       Identification No.)

             9604 Royal Lamb Drive, Las Vegas, Nevada   89145
    --------------------------------------------------------------------
                (Address of principal executive offices)

                             (702) 203-8477
                       ---------------------------
                       (Issuer's telephone number)
---------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [X]     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)        Yes [ ]     No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of September 12, 2007, the registrant's outstanding common stock consisted of 10,873,750 shares, $0.001 par value. Authorized - 70,000,000 common voting shares. No preferred shares issued, 5,000,000 authorized.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................. 3
          Independent Accountant's Review Report................ 4
          Balance Sheet (unaudited)............................. 5
          Statements of Operations (unaudited).................. 6
          Statements of Cash Flows (unaudited).................. 7
          Notes to Financial Statements......................... 8

Item 2.  Management's Discussion and Analysis of Plan
           of Operation......................................... 10

Item 3. Controls and Procedures................................. 15


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings..................................... 16

Item 2.   Changes in Securities and Use of Proceeds............. 16

Item 3.   Defaults upon Senior Securities....................... 16

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................. 16

Item 5.   Other Information..................................... 16

Item 6.   Exhibits and Reports on Form 8-K...................... 16

Signatures...................................................... 17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended July 31, 2007. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended July 31, 2007, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED


          Report of Independent Registered Public Accounting Firm
          -------------------------------------------------------


To the Board of Directors
Basic Services, Inc.

We have reviewed the accompanying balance sheet of Basic Services, Inc. as of July 31, 2007, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Basic Services, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.



/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    August 27, 2007




           2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                     (702) 253-7499 Fax: (702)253-7501

                             Basic Services, Inc.
                       (A Development Stage Company)
                               Balance Sheets
                      July 31, 2007 and April 30, 2007


Balance Sheets

                                                    July 31,
                                                      2007        April 30,
                                                  (Unaudited)       2007
                                                  ------------  -------------
Assets
(Journal Transfer from Eaton Labs)

Current assets:
   Cash and equivalents                           $         1   $          1
                                                  ------------  -------------
     Total current assets                                   1              1

                                                  $         1   $          1
                                                  ============  =============

Liabilities and Stockholders' Equity
(Journal Transfer from Eaton Labs)

Current liabilities:                              $     5,000   $      5,000
                                                  ------------  -------------
     Total current liabilities                          5,000          5,000
                                                  ------------  -------------

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
    Shares authorized, none issued                          -              -
   Common stock, $0.001 par value, 70,000,000
    shares authorized, 10,873,750, 10,873,750
    shares issued and outstanding as of 7/31/07
    and 4/30/07, respectively                          10,873         10,873
   Additional paid-in capital                         (13,695)       (15,547)
   (Deficit) accumulated during development
    stage                                              (2,177)          (325)
                                                  ------------  -------------
                                                       (4,999)        (4,999)
                                                  ------------  -------------
                                                  $         1   $          1
                                                  ============  =============

   The accompanying notes are an integral part of these financial statements.

                          Basic Services, Inc.
                       (A Development Stage Company)
                          Statement of Operations
                 For the three months ended July 31, 2007
     For the Period from March 28, 2007 (Inception) to July 31, 2007
                                (Unaudited)


Statement of Operations

                                              For the three   March 28, 2007
                                              months ended    (inception) to
                                                July 31,        July 31,
                                                  2007            2007
                                              ------------  ----------------
Revenue                                       $         -   $             -
                                              ------------  ----------------

Expenses:
Organizational Costs                                    -               325
General & Administrative                            1,852             1,852
                                              ------------  ----------------
   Total expenses                                   1,852             2,177
                                              ------------  ----------------

Net (loss)                                    $    (1,852)  $        (2,177)
                                              ============  ================

Weighted average number of
 common shares outstanding                     10,873,750        10,873,750
                                              ============  ================

Net (loss) per share                          $     (0.00)  $         (0.00)
                                              ============  ================


  The accompanying notes are an integral part of these financial statements.

                          Basic Services, Inc.
                       (A Development Stage Company)
                          Statement of Cash Flow
                 For the three months ended July 31, 2007
     For the Period from March 28, 2007 (Inception) to July 31, 2007
                                (Unaudited)


Statement of Cash Flow

                                              For the three   March 28, 2007
                                              months ended    (inception) to
                                                July 31,        July 31,
                                                  2007            2007
                                              ------------  ----------------
Cash flows from operating activities:
Net (loss)                                    $    (1,852)  $        (2,177)
                                              ------------  ----------------
Adjustments to reconcile net
 (loss) to net cash (used) by
 operating activities:
  Increase in accounts
  payable - related party                               -             5,000
                                              ------------  ----------------
Net cash (used) by operating activities                 -             2,823
                                              ------------  ----------------

                                              ------------  ----------------
Net cash by investing activities:                       -                 -
                                              ------------  ----------------

Cash flows from financing activities:
Issuance of common stock                                -            10,873
Paid-in capital                                     1,852           (13,695)
                                              ------------  ----------------
Net cash provided by financing activities           1,852            (2,822)
                                              ------------  ----------------

Net increase (decrease) in cash                         -                 1
Cash - beginning                                        1                 -
                                              ------------  ----------------
Cash - ending                                 $         1   $             1
                                              ============  ================

Supplemental disclosures:
   Interest paid                              $         -   $             -
                                              ============  ================
   Income taxes paid                          $         -   $             -
                                              ============  ================

  The accompanying notes are an integral part of these financial statements.

                            Basic Services, Inc.
                       (a development stage company)
                                   Notes


Note 1 - Basis of Presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended April 30, 2007 and notes thereto included in the Company's SB-2 registration statement.
The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at July 31, 2007, the Company has recognized no revenues and has accumulated operating losses of approximately $(2,177) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                            Basic Services, Inc.
                       (a development stage company)
                                   Notes


Note 3 - Related party transactions

The Company was incorporated as a subsidiary of Basic Services, Inc. Eaton agreed to spin off its wholly-owned subsidiary, Basic Services, Inc. On April 30, 2007, the record shareholders of Eaton received one (1) unregistered common share, par value $0.001, of Basic Services, Inc. common stock for every share of Basic Services common stock owned. Eaton retained no ownership in Basic Services, Inc. following the spin off. Further, Basic Services, Inc. is no longer a subsidiary of Eaton. At the time of spin off, all of the assets and liabilities of the pharmaceutical operations of Basic Services were transferred into Basic Services, Inc.

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

An officer of Basic Services, Inc., who was formerly an officer of Eaton Laboratories, Inc., advanced a total of $5,000 to the Company for various expenses. This amount is recorded as noted payable to related party and is due upon demand without interest.

Item 2.  Management's Discussion and Analysis of Plan of Operation.


The Company was organized March 28, 2007 (Date of Inception) under the laws of the State of Nevada, as Basic Services, Inc. The Company was incorporated as a subsidiary of Eaton Laboratories, Inc., ("Eaton"), a Nevada corporation.

On March 30, 2007, Basic Services' parent corporation, Eaton entered into an Acquisition Agreement and Plan of Merger ("Agreement") with Hydrogen Hybrid Technologies, Inc. ("HHT"), a privately-held Canadian corporation. Pursuant to the terms of the Agreement, HHT acquired Eaton, and Eaton agreed to spin off its wholly-owned subsidiary, Basic Services, Inc.

Eaton retained no ownership in Basic Services, Inc. following the spin off. Further, Basic Services, Inc. is no longer a subsidiary of Eaton. At the time of spin off, all of the assets and liabilities of the pharmaceutical operations of Eaton Laboratories were transferred into Basic Services, Inc.

Business of Registrant
----------------------

Basic Services is a developmental stage which plans to produce generic pharmaceutical product(s), through contract laboratories and contract manufacturing facilities, for pharmaceutical products that have lost their innovator patent(s).

The Company plans to target the lower volume brand name pharmaceutical products that have lost their patent. It is the goal of Basic Services, Inc. to identify these smaller volume products, find a contract laboratory and manufacturer who can adhere to FDA guidelines to replicate these products.

Basic is developing a generic pharmaceutical product. The formulation and manufacturing process has been completed. The Company's conducted controlled human study on the bioavailability of its first generic product. The product did not pass human testing, due to a moisture control issue. Once the moisture control issue is rectified, the Company needs to produce a full manufacturing batch and conduct patient studies before it can submit its Abbreviated New Drug Application
("ANDA") to the Food and Drug Administration ("FDA"). The Company does not have the required capital to produce a full manufacturing batch at this time. If Basic Services finds sufficient funding, which it may not obtain, the Company will need approximately 6-months to complete a full scale manufacturing batch, by utilizing the services of a contract manufactures followed by comparative human testing.
Once this data has been tabulated, the Company can submit an ANDA to the FDA. FDA approval to market this product could take an additional twelve to eighteen months. Therefore, Eaton does not expect to generate any revenues for at least two years.

The Company has generated no revenues for the third Quarter ending July 31, 2007. As of July 31, 2007, the Company had an accumulated deficit of $(2,177) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Management is currently exploring various business strategies to build the Company's business. This includes evaluating various options and strategies. The analysis of new business opportunities and evaluating new business strategies will be undertaken by or under the supervision of the Company's sole Officer. In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors.

The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors. Management will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor.

Going Concern - The Company experienced operating losses, of $(2,177) since its inception on March 28, 2007 through the period ended July 31, 2007.
The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)

Results of Operations
---------------------

During the three month period ended July 31, 2007, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

Since the Company's inception on March 28, 2007 through the period ended July 31, 2007, the Company generated no revenues. During the three months ended July 31, 2007, the Company had a net loss of $(1,852). These expenses represented general and administrative expenses. Since the Company's inception, on March 28, 2007, the Company experienced a net lost $(2,177). Management is paying the day-to-day corporate expenses personally, without seeking reimbursement from the Company for these paid expenses. Management Plans to cover these day-to-day corporate expenses personally for the next twelve months.


Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during the coming year. Management believes developmental and marketing costs will most likely exceed any anticipated revenues for the coming year.

Basic Services is a developmental stage which plans to produce generic pharmaceutical product(s), through contract laboratories and contract manufacturing facilities, for pharmaceutical product(s) that have lost their innovator patent(s).

Management believes the Company can sustain itself for the next twelve months. Management has agreed to keep the Company funded at its own expense, without seeking reimbursement for expenses paid. The Company's need for capital may change dramatically if it moves forward in producing a manufacturing batch of its generic pharmaceutical products or it acquires an interest in a business opportunity. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.

Liquidity and Capital Resources
-------------------------------

As of July 31, 2007, the Company's current liabilities exceeded its current assets by $4,999.

As of July 31, 2007, the Company has 10,873,750 shares of common stock issued and outstanding.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations.
These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

As a result of our the Company's current limited available cash, no officer or director received compensation through the end ended April 30, 2007 through the Quarter ending July 31, 2007. No officer or director received stock options or other non-cash compensation since the Company's inception through July 31, 2007. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Market Information
------------------

Basic Services' common stock is traded on the OTC-Bulletin Board under the symbol "BICV." There has been no market for the BICV shares.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) The Company did not repurchase any of its shares during the fiscal year covered by this report.

Dividends
---------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Forward-Looking Statements
--------------------------

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.


Item 3.  Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

On August 13, 2007, record shareholders of Basic Services common stock were entitled to receive a special stock dividend of Generic Marketing Services, Inc., a Nevada corporation, a wholly owned subsidiary of Basic
Services, Inc.   This subsidiary was formed to focus on marketing
pharmaceutical and over-the-counter products, as compared to developing products. This spin off will allow both companies to focus on their different business plans and not compete in accessing funding in capital markets.

Record shareholders will receive one (1) common share, par value $0.001, of Basic Services common stock for every share of Basic Services common stock owned. The Generic Marketing Services stock dividend is based on 10,873,750 shares of Basic Services, Inc. common stock that were issued and outstanding as of the record date.

Basic Services will retain no ownership in Generic Marketing Services following the issuance of the stock dividend. Further, Generic Marketing Services will no longer be a subsidiary of Basic Services and have different management.

ITEM 6.  Exhibits and Reports on Form 8-K

a) Exhibits

  Exhibit
  Number        Title of Document
  ----------------------------------------------------------------
    31.1 Certifications of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of President pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports on Form 8-K

None filed during the quarter ended July 31, 2007.

c)  Subsequent Reports on Form 8-K

The Company filed a Current Report dated August 3, 2007, pursuant to Item 8.01 ("Other Events') announcing the declaration of a special stock dividend through which Basic Services, Inc. will spin off its wholly-owned subsidiary, Generic Marketing Services, Inc.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 Basic Services, Inc.
                                ------------------------
                                        Registrant

                                By: /s/ Mark DeStefano
                                --------------------------------
                                 Name:  Mark DeStefano
                                 Title: President/Director

Dated:  September 12, 2007
        ------------------