Form 10QSB
period 2007-09-30
Basic Services, Inc.
filed 2007-11-20
CIK 1398235

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2007
----------------------------------------------------------------------------

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

                         20855 NE 16 Ave., Suite #C-16
                             Miami, Florida 33179
    --------------------------------------------------------------------
                (Address of principal executive offices)

                 Phone: 305-770-4488    Fax: 305-770-4489
                 ----------------------------------------
                       (Issuer's telephone numbers)
---------------------------------------------------------------------------

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

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of November 19, 2007, the registrant's outstanding common stock consisted of 19,453,000 shares, $0.001 par value. Authorized - 70,000,000 common voting shares. No preferred shares issued, 5,000,000 authorized.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................. 3
          Consolidated Balance Sheet (unaudited)................ 4
          Consolidated Statement of Operations (unaudited)..... 5-6
          Consolidated Statement of Cash Flows (unaudited)...... 7
          Notes to Financial Statements........................ 8-17

Item 2.  Management's Discussion and Analysis of Plan
           of Operation......................................... 18

Item 3. Controls and Procedures................................. 27


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings..................................... 28

Item 2.   Changes in Securities and Use of Proceeds............. 28

Item 3.   Defaults upon Senior Securities....................... 28

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................. 28

Item 5.   Other Information..................................... 28

Item 6.   Exhibits and Reports on Form 8-K...................... 29

Signatures...................................................... 30

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three and nine months ended September 30, 2007. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a present fair statement of the results for the interim period presented. On October 26, 2007, Basic Services, Inc., a Nevada corporation (the "Registrant") or ("BICV"), Adrenalina, a Nevada corporation and subsidiary of Basic Services, Inc. ("Merger Sub") and LQD Adrenalina, LLC and it subsidiaries ("ADRENALINA"), a privately-held Limited Liability Company headquartered in Miami, Florida, entered into an Acquisition Agreement and Plan of Merger ("Acquisition") pursuant to which the Registrant, through its wholly-owned subsidiary, Merger Sub, acquired LQD Adrenalina, LLC in exchange for 18,000,000 shares of the Registrant's common stock which were issued to the members of LQD Adrenalina, LLC. Immediately after the Acquisition was consummated and further to the Agreement, the four largest shareholders of Basic Services, Inc, cancelled 9,773,750 shares of the Registrant's Common Stock held by them. The transaction contemplated by the Agreement was intended to be a "tax-free" reorganization pursuant to the provisions of
Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

Immediately prior to the Acquisition, Basic Services, Inc was a reporting corporation with limited activity. The unaudited financial statements included in this filing are those of the subsidiary LQD Adrenalina, LLC prior to the merger agreement. As such, the results of operations do not reflect the changes as a result of the business combination.

                    LQD Adrenalina, LLC and Subsidiaries
                        Consolidated Balance Sheets


Consolidated Balance Sheets


                                               September 30,
                                                   2007          December 31,
                                               (unaudited)           2006
                                               -------------     ------------
Assets
Current assets

Cash and cash equivalents                        $     6,427      $  297,801
Accounts receivable, net of allowance for doubtful
       accounts of $45,490 and $0, respectively       19,258         179,376
Merchandise Inventory and film costs               1,338,225       1,479,027
Notes receivable - related parties                   728,518       1,489,305
Prepaid expenses and other current assets          1,384,354         478,115
                                                 -----------      ----------
Total current assets                               3,476,782       3,923,624

Non-current film costs, net                          932,545         493,392
Property and equipment, net                        2,971,423       2,161,693
Intangible assets, net                               250,444         256,444

         Total assets                           $  7,631,194    $  6,835,153
                                                ============    ============
Liabilities and Members' Equity

Current liabilities:
Accounts payable and accrued liabilities        $    981,355    $    590,089
Note payable - related parties                     4,177,257         286,094
                                                 -----------      ----------
            Total current liabilities              5,158,612         876,183

Commitments and contingencies

Members' equity

Members' interest                                  8,978,817       8,978,817
      Accumulated deficit                         (6,506,235)     (3,019,847)
            Total members' equity                  2,472,582       5,958,970
Total liabilities and members' equity           $  7,631,194    $  6,835,153
                                                ============    ============



          See accompanying notes to the consolidated financial statements.

                          LQD Adrenalina, LLC and Subsidiaries
                         Consolidated Statements of Operations

Consolidated Statements of Operations

                                              Three Months Ended
                                    September 30, 2007   September 30, 2006
                                        (unaudited)          (unaudited)
                                    ------------------   ------------------
Revenues:
      Retail sales                  $         675,646    $               -
      Entertainment                           226,164              447,077
      Publishing                               30,659               44,969
                                    ------------------   ------------------
      Total revenues                          932,469              492,046
                                    ------------------   ------------------

Cost of revenues:
      Merchandise                             468,357                    -
      Licensing fees                           49,124              340,934
      Production                               48,519              149,412
                                    ------------------   ------------------
            Total cost of revenues            566,000              490,346
                                    ------------------   ------------------

Gross margin                                  366,469                1,700
                                    ------------------   ------------------

Operating expenses:
      Selling, general and administrative   1,381,229              492,665
      Depreciation and amortization           247,496              164,157
                                    ------------------   ------------------
            Total operating expenses        1,628,725              656,822
                                    ------------------   ------------------

Net loss                            $      (1,262,256)   $        (655,122)
                                    ==================   ==================


See accompanying notes to the consolidated financial statements.

                         LQD Adrenalina, LLC and Subsidiaries
                        Consolidated Statements of Operations


Consolidated Statements of Operations

                                              Nine Months Ended
                                   September 30, 2007   September 30, 2006
                                       (unaudited)          (unaudited)
                                   ------------------   ------------------
Revenues:
      Retail sales                 $        1,647,397   $               -
      Entertainment                           702,583           1,341,207
      Publishing                              131,858             145,457
                                   ------------------   ------------------
            Total revenues                  2,481,838           1,486,664
                                   ------------------   ------------------

Cost of revenues:
      Merchandise                             947,088                   -
      Licensing fees                          566,930             633,282
      Production                              281,583             229,789
                                   ------------------   ------------------
            Total cost of revenues          1,795,601             863,071
                                   ------------------   ------------------

Gross margin                                  686,237             623,593
                                   ------------------   ------------------

Operating expenses:
      Selling, general and administrative   3,437,933           1,563,433
      Depreciation and amortization           734,692             463,595
                                   ------------------   ------------------
            Total operating expenses        4,172,625           2,027,028
                                   ------------------   ------------------

Net loss                           $       (3,486,388)  $      (1,403,435)
                                   ===================  ==================

See accompanying notes to the consolidated financial statements.

                         LQD Adrenalina, LLC and Subsidiaries
                        Consolidated Statements of Cash Flows

Consolidated Statements of Cash Flows

                                                Nine Months Ended
                                     September 30, 2007   September 30, 2006
                                         (unaudited)          (unaudited)
                                     ------------------   ------------------
Cash flows from operating activities:
Net loss                             $      (3,486,388)   $      (1,403,435)
                                     ------------------   ------------------

Adjustments to reconcile net loss to
  net cash used in operating activities:
      Depreciation and amortization            734,692              463,595
      Bad debt expense                          45,490                    -

Changes in operating assets and
  liabilities which provided (used) cash:
      Accounts receivable                      114,628              (34,510)
      Merchandise inventories and
        film costs, net                       (797,841)          (1,140,883)
      Prepaid expenses and other
        current assets                        (906,239)              (3,370)
      Accounts payable and accrued liabilities 391,266              236,959
                                     ------------------   ------------------
            Total adjustments                 (418,004)            (478,209)
                                     ------------------   ------------------
Net cash used in operating activities       (3,904,392)          (1,881,664)
                                     ------------------   ------------------

Cash flows from investing activities:
      Repayment (issuance) of related
        party note receivable, net             760,787           (1,438,832)
      Purchase of property and equipment    (1,038,932)          (1,655,037)
                                     ------------------   ------------------
Net cash used in investing activities         (278,145)          (3,093,869)
                                     ------------------   ------------------

Cash flows from financing activities:
      Proceeds from related party note       3,891,163                    -
      Proceeds from member note                      -            4,498,500
                                     ------------------   ------------------
Net cash provided by financing activities    3,891,163            4,498,500
                                     ------------------   ------------------

Net decrease in cash and cash equivalents     (291,374)            (477,033)
Cash and cash equivalents,
  beginning of period                          297,801              798,273
                                     ------------------   ------------------
Cash and cash equivalents,
  end of period                      $           6,427    $         312,240
                                     ==================   ==================

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements
September 30, 2007
-----------------------------------------------------------------------------

Note 1 - Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

LQD Adrenalina, LLC (the "Company" or "LQD") formed on September 13, 2004 is a media, retail and entertainment company headquartered in South Florida. The Company operates in Latin America and in the Southeastern United States. LQD classifies its business interests in three reportable lines:

Entertainment: theatrical and TV film and music production and distribution.

Retail Sales: extreme sports and adventure themed stores located in regional shopping malls.

Publishing: extreme sports oriented periodical publishing and distribution.

Basis of Consolidation

The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of the Company and all entities in which LQD has a controlling voting interest ("subsidiaries"). All intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

The Company's consolidated financial statements include the accounts of LQD Adrenalina, LLC and its wholly owned subsidiaries Extreme Publishing, LLC, Time Code, LLC, Adrenalina Films, LLC, Indika, LLC, Liquid Publishing, LLC and Miami Music & Records, LLC.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include accounting for depreciation and amortization, barter transactions, business combinations, and contingencies.

Notes to Consolidated Financial Statements
September 30, 2007
-----------------------------------------------------------------------------

Note 1 - Description of Business, Basis of Presentation and Summary of Significant Accounting Policies - continued

Recent Accounting Standards
---------------------------

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS 157 is effective for the Company on January 1, 2008 and will be applied prospectively. The provisions of SFAS 157 are not expected to have a material impact on the Company's consolidated financial statements.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits companies to choose to measure, on an instrument-by-instrument basis, financial instruments and certain other items at fair value, that are not currently required to be measured at fair value. The Company currently is evaluating whether to elect the option provided for in this standard. If elected, SFAS 159 would be effective for the Company as of January 1, 2008.

Summary of Significant Accounting Policies
------------------------------------------

Cash and Cash Equivalents

The Company considers all highly liquid accounts with an original maturity date of three months or less to be cash equivalents. The Company maintains bank accounts in US banks, which at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts and believes it is not exposed to any significant risk on bank deposit accounts.

Accounts Receivable

Accounts receivable represent amounts currently due to the Company under contractual obligations or for services performed. When necessary, the Company evaluates and maintains an allowance for doubtful accounts on a regular and on-going basis, to cover anticipated losses or when the receivables become greater than 90-days past due or circumstances indicate that collection is questionable. At September 30, 2007 and December 31, 2006, the Company recorded an allowance of $45,490 and $0, respectively.

Notes to Consolidated Financial Statements
September 30, 2007
-----------------------------------------------------------------------------

Note 1 - Description of Business, Basis of Presentation and Summary of Significant Accounting Policies - continued

Summary of Significant Accounting Policies - continued
------------------------------------------------------

Inventories and Film Costs
--------------------------

Retail Merchandise

The Company's retail inventories are comprised of extreme sports and adventure life-style equipment and clothing. It is valued at the lower of cost or market using the weighted average cost method that approximates the first-in, first-out ("FIFO") method. Average cost includes the direct purchase price of merchandise inventory and shipping costs.

Film Costs

Film costs included in inventory include the cost of completed television episodes, completed and unreleased episodes and development pre-production costs, all reflected at the lower of cost, less accumulated amortization, or fair value.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or over the lesser of the term of the lease or the estimated useful life of the assets under lease. Normal repairs and maintenance are expensed as incurred whereas significant improvements, which materially increase values or extend useful lives are capitalized and depreciated over the remaining estimated useful lives of the related assets. For the three and nine months ended September 30, 2007 and 2006 repairs and maintenance expense amounted to approximately $8,100, $14,500, $2,200 and $13,800 respectively.


                                                   Lives
                                               --------------
Leasehold Improvements                            10 years
Furniture, Fixtures and Equipment               5 - 10 years
Vehicles                                           5 years
Software                                           3 years

Intangible Assets

As a creator and distributor of branded information and copyrighted products, LQD has a significant number of intangible assets, television libraries, copyrighted products and trademarks. In accordance with generally accepted accounting principles, the Company does not recognize the fair value of internally generated intangible assets. Costs incurred to create and produce copyrighted product, such as the television series, generally are either expensed as incurred or capitalized as tangible assets. As such, costs incurred to create or extend brands, such as magazine titles, generally result in losses over an extended development period and are recognized as a reduction of income as incurred, while any corresponding brand value created is not recognized as an intangible asset on the consolidated balance sheet. However, intangible assets acquired, or as part of business combinations, accounted for under the purchase method of accounting, are recorded at fair value on the Company's consolidated balance sheet.

Notes to Consolidated Financial Statements
September 30, 2007
-----------------------------------------------------------------------------


Note 1 - Description of Business, Basis of Presentation and Summary of

Significant Accounting Policies - continued
-------------------------------------------

Summary of Significant Accounting Policies - continued
------------------------------------------------------

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets, which consist of trademarks and brand names, are tested for impairment annually as of December 31 and whenever events or circumstances make it more likely than not that impairment may have occurred, such as a significant adverse change in the business climate. Estimating fair value is performed by utilizing various valuation techniques, which require management to make significant estimates and assumptions about the carrying value of these assets.

Leases

The Company leases its main office, warehouse and store locations, which are accounted for under the provisions of SFAS No. 13, Accounting for Leases, and subsequent amendments, which require that leases be evaluated and classified as operating or capital leases for financial reporting purposes. Certain leases contain scheduled rent increases, and may include an initial period of free or reduced rent as an inducement to enter into the lease agreement ("rent holidays"). The Company recognizes rental expense for rent increases and rent holidays on a straight-line basis over the terms of the underlying leases, without regard to when rent payments are made. The calculation of straight-line rent is based on the "reasonably assured" lease term as defined in SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases-an amendment of FASB Statements No. 13, 66, and 91 and a rescission of SFAS Statement No. 26 and Technical Bulletin No. 79-11. This amended definition of the lease term may exceed the initial non-cancelable lease term.

Entertainment

Television series are produced for foreign or domestic cable and syndicated television markets. Revenues from the distribution of television product are recognized when the films or series are available to telecast., except for barter advertising agreements where the recognition of revenue is deferred until the related advertisements are exhibited. Cable and syndicated television licensing agreements are routinely entered into in advance of the available telecast dates. Agreements may include rights to receive cash and barter advertising time. For television barter arrangements, the related revenues are not recognized until the product is available for telecast and the advertising spots received under such contracts are sold to third parties and aired.

Film costs include the unamortized cost of completed television episodes, television series in production or initial development.

Film costs are stated at the lower of cost, less accumulated amortization, or fair value.

Notes to Consolidated Financial Statements
September 30, 2007
-----------------------------------------------------------------------------


Note 1 - Description of Business, Basis of Presentation and Summary of Significant Accounting Policies - continued

Summary of Significant Accounting Policies - continued
------------------------------------------------------

Entertainment - continued

In the normal course of operations the Company enters into barter transactions whereby it exchanges programming product for advertising time that it can use or resell. The advertising time is provided by broadcasting companies in the United States and Central and South America. These transactions are valued at the fair value of the related programming product based on comparable arrangements in the broadcast areas. These transactions are accounted for at the time the programming is broadcast and the advertising is used.

For the three and nine months ended September 30, 2007 and 2006, the value of the recorded barter transactions included in advertising revenues and licensing fees were approximately $125,800, $377,200 and $60,300 and $180,800, respectively.

Retail

Revenue from retail store sales is recognized when merchandise is sold and delivered to the customer.

Publishing

Magazine advertising revenues are recognized at the magazine cover date. Magazine sales revenues are primarily generated from bulk orders from retail outlets such as newsstands, supermarkets and convenience stores. Revenues from these sales are recorded when the magazines are placed with the vendor.

Gift Cards

Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card. At September 30, 2007 and December 31, 2006, the Company had a recorded gift card liability of $19,124 and $24,938, respectively.

Advertising Costs

The Company expenses advertising costs when incurred. Advertising expense during the three and nine months ended September 30, 2007 and 2006 was approximately $46,200, $217,100, $39,400 and $87,400, respectively.

Income Taxes

As a limited liability company, the Company's taxable income or loss is allocated to members' income in accordance with their respective percentage ownership. Therefore, no provision or liability for income taxes has been included in the consolidated financial statements.

Notes to Consolidated Financial Statements
September 30, 2007
-----------------------------------------------------------------------------


Note 1 - Description of Business, Basis of Presentation and Summary of Significant Accounting Policies - continued

Summary of Significant Accounting Policies - continued
------------------------------------------------------

Going Concern

The accompanying financial statements have been prepared assuming that the Company will remain a going concern. The Company has significant operating losses, which raise substantial doubt about its ability to continue as a going concern. The Company's plans regarding those concerns are addressed in the following paragraph. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,252,256 and $3,486,388 for the three and nine months ended September 30, 2007, respectively, and a net loss of $655,122 and $1,403,435 for the three and nine months ended September 30, 2006. Additionally the Company had cash flows used in operations of $3,904,392 and $1,881,644 for the nine months ended September 30, 2007 and 2006, respectively. Currently the operations of the Company are being funded through related party borrowings. Additionally the Company is in the process of expanding its operations and has plans to open an additional store in Miami during December 2007 and has scheduled five store openings during 2008. Management does not believe that the Company will be able to fund its current plans of expansion or operation without additional funds; Management also believes developmental and marketing costs will most likely exceed any anticipated revenues for the coming year.

The Company's Management believes that it can sustain itself for the next twelve months based on their current funding model; however Management is seeking outside funding to keep the current business operational. In the event the Company requires additional outside funds, the Company will have to seek loans or equity placements to cover such cash needs. Additionally, there is no assurance additional capital will be available to the Company on acceptable terms.

Notes to Consolidated Financial Statements
September 30, 2007
-----------------------------------------------------------------------------

Note 2 - Inventories and Film Costs

Inventories and film costs at September 30, 2007 and December 31, 2006 consisted of the following:

                                   September 30, 2007    December 31, 2006
                                      (unaudited)
                                   ------------------    -----------------

Retail merchandise                 $         830,868     $        800,002
Film costs - Television:
      Released, net                          880,440            1,033,430
      Completed and not released                   -               49,500
      Development and pre-production               -               30,025
Film costs - Theatrical:
      Development and pre-production         559,462               59,462
Total inventories and film costs           2,270,770            1,972,419
      Less: current portion               (1,338,225)          (1,479,027)
Total noncurrent inventories
   and film costs                  $         932,545     $        493,392

Film cost amortization for the three and nine months ended September 30, 2007 and 2006 was approximately $166,900, $499,500, $130,100 and $390,200, respectively.

The Company anticipates that film costs will be amortized by September 30, 2010. In addition, approximately $507,500 of the film costs of released and completed and unreleased television product are expected to be amortized during the twelve months ended September 30, 2008.

Notes to Consolidated Financial Statements
September 30, 2007
-----------------------------------------------------------------------------

Note 3 - Property and Equipment

Major categories of property and equipment at September 30, 2007 and December 31, 2006 were as follows:

                                    September 30, 2007   December 31, 2006
                                       (unaudited)
                                    ------------------   -----------------
Leasehold improvements              $       1,202,032    $      1,198,973
Furniture, fixtures and equipment           1,094,908             967,800
Software                                       90,978              83,839
Vehicles                                       15,000              15,000
Construction in process                       899,726                   -
Total                                       3,302,644           2,265,612
   Less accumulated depreciation
     and amortization                         331,221             103,919
Total property and equipment        $       2,971,423    $      2,161,693

Depreciation expense for the three
  and nine months ended
  September 30, 2007 and 2006 was
  approximately, $78,600, $229,200,
  $22,455 and $67,400 respectively.


Note 4 - Intangible Assets

Trademarks and licensing agreements with indefinite and determinable lives as of September 30, 2007 and December 31, 2006 were as follows:


                                        Lives
                                                      December 31, 2006
                                 September 30, 2007       (unaudited)
-----------------------------------------------------------------------
Trademarks
  Adrenalina(R)        Indefinite    $  230,000          $  230,000
  Licensing Agreements  5 years          40,000              40,000
Total                                   270,000             270,000
      Less accumulated amortization     (19,556)            (13,556)
Total intangible assets              $  250,444          $  256,444

The Company anticipates that the future amortization of its licensing rights will approximate $8,000 for each of the twelve months ended September 30, 2008, 2009 and $4,444 during 2010.

Notes to Consolidated Financial Statements
September 30, 2007
-----------------------------------------------------------------------------


Note 5 - Commitments and Contingencies

Operating Leases

The Company's rent expense for the three and nine months ended September 30, 2007 and 2006 was approximately $180,500, $541,500, $57,500 and $172,400, respectively. The Company has various long-term noncancelable lease commitments for its offices, warehouse and stores, which expire through 2017. The minimum rental commitments under noncancelable long-term operating leases are as follows:


           Year ended September 30,   Amount
           -----------------------------------
                     2008        $    980,037
                     2009           1,518,528
                     2010           1,524,334
                     2011           1,537,494
                     2012           1,547,155
                  Thereafter        8,612,938
          -----------------------------------
                  Total          $ 15,720,486
          ===================================

Litigation

The Company is involved in various claims and legal proceedings in the ordinary course of its business activities. The Company believes that any potential liability associated with the ultimate outcome of these matters will not have a material adverse effect on its financial position or results of operations.

FlowRider(R) Agreement

During April 2007, the Company entered into an exclusive five-year agreement with FlowRider(R) water-themed entertainment units for placement in its future mall-based retail shops. The agreement is subject to a performance schedule governing order timing and equipment deposits. Non-refundable deposits placed as of September 30, 2007 were approximately $1,300,000.

Notes to Consolidated Financial Statements
September 30, 2007
-----------------------------------------------------------------------------


Note 6 - Related Party Transactions

Related Party Notes Receivable

The Company advanced $728,518 and $1,489,305 to unconsolidated affiliates as of September 30, 2007 and December 31, 2006, respectively. These notes receivable are due on demand and do not bear interest. As of December 31, 2006 the Company had entered into a $70,000 note agreement with a related party. This note was non-interest bearing and paid in two installments of $35,000. As of September 30, 2007 this note had been repaid in full.


Related Party Note Payable

The Company had received short-term advances in the amounts of $4,177,257 and $251,094 from members as of September 30, 2007 and December 31, 2006, respectively. The loans are due on demand and do not bear interest.


Note 7 - Fair Value of Financial Instruments

As of September 30, 2007 and December 30, 2006, the fair value of cash and cash equivalents approximated the carrying amount due to the short maturity of those instruments. As of September 30, 2007 and December 30, 2006, the fair value of the Company's notes receivable and debt approximated the carrying amount due to the short maturity of those instruments, i.e. demand notes. As of September 30, 2007 and December 30, 2006, the fair value of the Company's accounts receivable and accounts payable approximate their fair value due to the relatively short maturities.


Note 8 - Subsequent Events

On October 26, 2007, the Company entered into an Acquisition Agreement and Plan of Merger with Basic Services, Inc., a Nevada corporation ("BICV"). As a result of this merger agreement the Company merged its operations with BICV and issued 18,000,000 shares of BICV's common stock issued to the members of LQD Adrenalina, LLC. Immediately after the Acquisition was consummated and further to the Agreement, the four largest shareholders of BICV, cancelled 9,773,750 shares of the BICV's Common Stock held by them. The transaction contemplated by the Agreement was intended to be a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

Item 2. Management's Discussion and Analysis of Plan of Operation.

Cautionary Note About Forward-Looking Statements
------------------------------------------------

Forward-Looking Statements

The following discussion of our business should be read together with our financial statements and related notes appearing elsewhere in this report. This Quarterly Report on Form 10-QSB, includes all documents incorporated by reference, including "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

Business Development
--------------------

The Merger
----------

On October 26, 2007, Basic Services, Inc., a Nevada corporation (the "Registrant") or ("BICV"), Adrenalina, a Nevada corporation and subsidiary of Basic Services, Inc. ("Merger Sub") and LQD Adrenalina, LLC and it subsidiaries ("ADRENALINA"), a privately-held Limited Liability Company headquartered in Miami, Florida, entered into an Acquisition Agreement and Plan of Merger pursuant to which the Registrant, through its wholly-owned subsidiary, Merger Sub, acquired LQD Adrenalina, LLC in exchange for 18,000,000 shares of the Registrant's common stock which were issued to the members of LQD Adrenalina, LLC. Immediately after the Acquisition was consummated and further to the Agreement, the four largest shareholders of Basic Services, Inc., cancelled 9,773,750 shares of the Registrant's Common Stock held by them. The transaction contemplated by the Agreement was intended to be a "tax-free" reorganization pursuant to the provisions of
Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended. See Current Report filed on Form 8-K filed with the Commission on October 26, 2007.

For accounting purposes, this transaction was being accounted for as a reverse merger, since the stockholders of Adrenalina own a majority of the issued and outstanding shares of common stock of the Registrant, and the directors and executive officers of Adrenalina became the directors and executive officers of the Registrant.

The Business
------------

Basic Services, Inc., doing business as Adrenalina, operates in Latin America and in the Southeastern United States. Adrenalina classifies its business interests in three reportable lines:

o Retail Sales: extreme sports and adventure themed stores located in regional shopping malls.
o Entertainment: theatrical and TV film and music production and distribution
o Publishing: extreme sports oriented periodical publishing and distribution

Adrenalina is a retail-entertainment company focused on the nature and wellness lifestyle surrounding outdoor, adventure and extreme sports. Born out of the initial success of the Adrenalina television program, a 30 minute extreme sports and adventure television show that traces its roots to Oceanside, California, the Company has positioned itself to market its products and services towards extreme sports enthusiasts, both in the United States and throughout Latin America.

This has encouraged the development of Adrenalina "the Extreme Store", which opened in October 2006 at the Florida Mall in the heart of Orlando, Florida. It also encouraged the creation and acquisition of additional complimentary media properties such as "Extremo Surf," a Spanish surf magazine, "What A Duck," an English language surfing lifestyle magazine, "Death and Taxes" Magazine, a perspective created for people who love music, "Help!" Records, a record label which is dedicated to sign upcoming bands, a second format for the "Adrenalina" television show, which spotlights the efforts of extreme sports participants and their cultures throughout Latin America for the United States' English-speaking demographic, and "Adrenalina Films," which will feature stories from within and outside of the world of adventures and extreme sports. These media extensions continue to increase the Company's reach and help the Company establish its image as an authentic, dynamic and cutting edge Lifestyle Company among marketers and consumers.

The second Adrenalina store is currently under construction at the Miami International Mall which is scheduled to open during December 2007. The Company plans to open additional stores in 2008 with pending locations such as Tampa, Florida, Denver, Colorado, and Alpharetta, Georgia. Management is currently negotiating various leases for stores to be opened during 2008.

The Concept
-----------

Adrenalina "Extreme" Stores are extreme sports and adventure themed retail stores centered around a "FlowRider(R)" surf ride. The stores offer apparel from clothing brands such as Volcom, Hurley, Quiksilver, Billabong, O'Neill, Rip Curl, Rusty, Cult and Reef, as well as, equipment and accessories from leading brands such as Marin Bikes, Hoffman Bikes, Felt, Shimano, Sram, GT Bikes, Manitou, Tippman, Dye Precision, No Fear, Fox Racing, Troy Lee Design, Steward Boards, HIC, Rusty Boards, Byrne, Eerie, Gator Wakeboards, Body Glove, Element, Zoo York, and Spitfire The Company's ultimate goal is to deliver a unique and exciting retail concept. The stores are designed and positioned as a destination for extreme sport enthusiasts of all generations and those who want to learn more about this Lifestyle. In this regard, the store offers dedicated areas which are focused on a particular extreme sport, intimate lounge areas, and the coordination of FlowRider(R) sessions and lessons with qualified instructors, all with the intent of promoting the Adrenalina stores as the place to go, congregate and be seen for all who are interested in extreme sports and it's Lifestyle.

The FlowRider(R)
----------------

As part of the Company's goal to provide a truly unique retailing experience, each location features a FlowRider(R) machine, which will serve as a source of publicity, customer traffic, and direct and indirect revenue to the stores. Management believes that this is the first time that a FlowRider(R) machine is being installed within a retail store rather than in a water park or cruise ship. The Company has obtained the exclusive rights to have a FlowRider(R) in a retail setting. The FlowRider(R) is an ideal attraction to connect customers with the extremely popular board-riding Lifestyle that includes surfing, body boarding, wakeboarding, skateboarding, kitesurfing and snowboarding to the Company's stores and its offerings.

The FlowRider(R) allows the participants to drop in on their own unbroken wave, feel the power and acceleration, carve a turn, do maneuvers and cut back by using pumps to shoot thin sheets of water over a fabricated padded waveform creating a perpetual wave.

Merchandising
-------------

The Adrenalina stores are fully equipped with merchandising from industry leaders as well as new and promising brands offering unique and innovative products. Adrenalina has developed and introduced three different brands offering varied product lines under each brand. Adrenalina's signature brand, "Adrenalina", has yielded over $50,000 in sales YTD.

Adrenalina has expanded its apparel, footwear, and accessories categories by acquiring high fashion brands such as Ed Hardy, Jimi Hendrix, Fender, and English Laundry. Currently, the Adrenalina store carries merchandising for apparel, footwear, accessories and many miscellaneous items along with 11 major sports categories: Surf, Skate, BMX, Mountain Bike, Wakeboard, Motocross, Kitesurf, Bodyboard, Skimboarding, Skydive and Paintball.

Adrenalina also manufactures its own brand of products. Its product line includes t-shirts, pants, rash guards, and towels. Adrenalina products are sold through Adrenalina's brick-and-mortar stores and web store, offering great prices for outstanding quality goods. The Adrenalina brand allows the Company to generate high sales margins while increasing brand awareness.

The brand was introduced simultaneously with the launch of the first store and it has been strongly embraced by our customers.

Adrenalina Television
---------------------

The Company produces and distributes the Adrenalina television program, a 30 minute extreme sports variety show, with over 130 episodes produced to date. While the original show was produced and distributed in Spanish, primarily targeting the U.S. Hispanic and Latin American markets, the show's success spurred the Company to develop the show in English, in order to capture a more expansive audience. The ratings and distribution for Adrenalina have continuously increased since the show's introduction and currently experiences a high rating in many of its original airing time slots.

Adrenalina is currently aired on the entire Fox Sports en Espanol network, which spans from the United States down to Argentina, and a number of other local broadcast outlets within the United States and throughout Latin America. In addition, Adrenalina's new English format airs on Fuel TV, the only 24/7 cable network that celebrates the lifestyle and culture of action sports. Fuel TV was launched in July 2003 and it is powered by FOX. It generates selected programming geared towards the 12-34 male demographic. Fuel TV is currently available in over 20 million homes and growing quickly.

Adrenalina Publishing
---------------------

"Extremo Surf" magazine is a bi-monthly Spanish language surf magazine, with distribution throughout Latin America and the United States. The magazine has a circulation of 48,000 copies per run. In addition, the magazine has already attracted a number of advertisers in the extreme sports industry including Quiksilver, Reef, Ocean Pacific, and Vans and will continue to expand its relationships while working with the other Adrenalina properties. "Death and Taxes" is a bi-monthly music/pop-culture magazine. The magazine's focus is on music, film, television, video games, and all pop culture topics in between. Its target readership ranges from ages 17-to-27, with an emphasis on distribution throughout most major cities such as New York, Los Angeles, Chicago, Miami, Seattle, Austin and more; while also concentrating on smaller secondary markets like New Jersey, Orange County, CA, Philadelphia, and Ft. Lauderdale, FL.

Employees
---------

Adrenalina currently employs over 50 individuals working on the production of the media properties, and its retail, distribution and apparel divisions.

Critical Accounting Policies
----------------------------

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

Significant estimates inherent in the preparation of the accompanying consolidated financial statements include accounting for depreciation and amortization, barter transactions, business combinations, and contingencies.

Merchandise Inventories and Film Costs
--------------------------------------

Retail Merchandise

The Company's retail inventories are comprised of extreme sports and adventure life-style equipment and clothing. It is valued at the lower of cost or market using the weighted average cost method that approximates the first-in, first-out ("FIFO") method. Average cost includes the direct purchase price of merchandise inventory and shipping costs.

Film Costs

Film costs included in inventory include the cost of completed television episodes, completed and unreleased episodes and development pre-production costs, all reflected at the lower of cost, less accumulated amortization, or fair value.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or over the lesser of the term of the lease or the estimated useful life of the assets under lease. Normal repairs and maintenance are expensed as incurred whereas significant improvements, which materially increase values or extend useful lives are capitalized and depreciated over the remaining estimated useful lives of the related assets.

Indefinite-Lived Intangible Assets
----------------------------------

Indefinite-lived intangible assets, which consist of trademarks and brand names, are tested for impairment annually as of December 31 and whenever events or circumstances make it more likely than not that impairment may have occurred, such as a significant adverse change in the business climate. Estimating fair value is performed by utilizing various valuation techniques, which require management to make significant estimates and assumptions about the carrying value of these assets.

Financial Position
------------------

As of September 30, 2007, the Company had a cash balance of $6,427 compared to a cash balance of $297,801 as of December 31, 2006. The decrease in cash was primarily due to funds utilized to support operations of the Company and fund expansion of its operations. Accounts receivable, before allowance for doubtful accounts decreased during the nine months ended September 30, 2007 to $64,748 as compared to $163,416 and $179,376 at September 30, 2006 and December 31, 2006, respectively. The decrease in accounts receivable is primarily due to the end of the Company's advertising contracts with a related party. This contract was primarily related to advertising space on the Company TV series "Adrenalina" throughout Latin America and was ended because of a change in the desired target audience.

Merchandise inventories and film costs before allowance for accumulated amortization increased during the nine months ended September 30, 2007 to $3,655,247 as compared to $2,500,577 and $1,359,694 at September 30, 2006 and
December 31, 2006, respectively. This increase was attributable to the Company's retail operations which began in November 2006, continued production of its TV series and purchase of a partial ownership interest in a full length film production which is scheduled to be released in February 2008.

Notes receivable from related parties decreased during the nine months ended September 30, 2007 to $728,518 as compared to $0 and $1,489,305 at September 30, 2006 and December 31, 2006, respectively. This decrease was primarily attributable to debt repayment.

Property and equipment increased during the nine months ended September 30, 2007 to $3,304,644 as compared to $2,445,774 and $2,265,612 at September 30,
2006 and December 31, 2006, respectively. This increase was primarily attributable to the opening of the Company's first store in Orlando, Florida and its current investment in the second store scheduled to open in December 2007.

Prepaid expenses and other assets increased during the nine months ended September 30, 2007 to $1,384,354 as compared to $172,870 and $478,115 at
September 30, 2006 and December 31, 2006, respectively. This increase was primarily attributable to the deposits paid on the Company's FlowRiders(R) which accounted for approximately $1,300,000 of the total balance at September 30, 2007.

Accounts payable and accrued liabilities increased during the nine months ended September 30, 2007 to $981,355 as compared to $466,342 and $590,089 at September 30, 2006 and December 31, 2006, respectively. This increase in current liabilities was primarily due to expanded operations and accrued payroll liabilities from a steady increase in Company employees since its store operations began in 2006.

Notes payable to related parties increased during the nine months ended September 30, 2007 to $4,177,257 as compared to $0 and $286,094 at September 30, 2006 and December 31, 2006, respectively. This increase was attributable to reliance on the Company's chief executive officer and shareholders to provide funding to cover the Company's operational costs during the development of its market niche.

Results of Operations
---------------------

During the three month period ended September 30, 2007, the Company generated $932,469 in revenues. The revenues came from retail sales of $675,646; entertainment revenues of $226,164; and publishing revenues of $30,659. The cost of revenues for the period were $566,000 or 61% of revenues.

During the nine month period ended September 30, 2007, the Company generated $2,481,838 in revenues. The revenues came from retail sales of $ 1,647,397; entertainment revenues of $702,583; and publishing revenues of $131,858. The costs of revenues for the period were $1,795,601 or 72% of revenues.

During the three months ended September 30, 2007, the Company had a net loss of $1,262,256 or $0.13 per share. This loss was attributable to operating expenses of $1,262,256 of which selling, general and administrative expenses account for $1,381,229; including payroll and employee benefits approximating $541,600 or 39.2%, professional fees approximating $217,000 or 15.7%, rental expense which was approximating $180,500 or 13.1%, advertising expense which was approximating $46,200 or 3.3% and office expense and general administrative costs approximating $396,000 or 28.7%.

During the nine months ended September 30, 2007, the Company had a net loss of $3,486,388 or $0.35 per share. This loss was attributable to operating expenses of $4,172,625 of which selling, general and administrative expenses account for $3,437,933; including payroll and employee benefits approximating $1,535,900 or 44.7%, professional fees approximating $303,700 or 8.9%, rental expense approximating $541,500 or 15.7%, advertising expense approximating $217,100 or 6.3% and office expense and general administrative costs approximating $839,700 or 24.4%. Management expects the net loss to continue for the next twelve months until the Company opens additional retail outlets.


Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during the coming year. Management believes developmental and marketing costs will most likely exceed any anticipated revenues for the coming year. Management believes the Company can sustain itself for the next twelve months, under its current business model however, Management is currently seeking additional outside funding to keep the business operational beyond 2008. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2007, the Company's current liabilities exceeded its current assets by $1,681,830.

As of September 30, 2007, the Company has cash and cash equivalents of $6,427 and net accounts receivable of $19,258. The current available cash to the Company has an adverse impact on the Company's liquidity, activities and operations. Without realization of additional capital, it would be unlikely for the Company to execute its business plan. Management is seeking additional working capital through additional debt or equity private placements, additional notes payable to banks or related parties, or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, if at all.

Market Information
------------------

Basic Services' common stock is traded on the OTC-Bulletin Board under the symbol "BICV." There has been a limited market for the BICV shares. There are no assurances that an active market will develop for this stock.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.
(b) The Company did not repurchase any of its shares during the fiscal year covered by this report.
(c) Pursuant to the Acquisition Agreement and Plan of Merger, the Company cancelled 9,773,750 shares of the Registrant's Common Stock.

Dividends

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Subsequent Events
-----------------

On October 26, 2007, the Company entered into an Acquisition Agreement and Plan of Merger with Basic Services, Inc., a Nevada corporation ("BICV"). As a result of this merger agreement the Company merged its operations with BICV and 18,000,000 shares of the Registrant's common stock to the members of LQD Adrenalina, LLC. Immediately after the Acquisition was consummated and further to the Agreement, the four largest shareholders of Basic Services, Inc, cancelled 9,773,750 shares of the Registrant's Common Stock held by them. The transaction contemplated by the Agreement was intended to be a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

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

ITEM 2. Changes in Securities and Use of Proceeds

On October 26, 2007, Basic Services, Inc., Adrenalina, a Nevada corporation and subsidiary of Basic Services, Inc. ("Merger Sub") and LQD Adrenalina, LLC and it subsidiaries, a privately-held Limited Liability Company headquartered in Miami, Florida, entered into an Acquisition Agreement and Plan of Merger pursuant to which the Registrant, through its wholly-owned subsidiary, Merger Sub, acquired LQD Adrenalina, LLC in exchange for 18,000,000 shares of the Registrant's common stock which were issued to the members of LQD Adrenalina, LLC stock. Immediately after the Acquisition was consummated and further to the Agreement, the four largest shareholders of Basic Services, Inc., cancelled 9,773,750 shares of the Registrant's Common Stock held by them.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

See Part II. Item 2 above.

ITEM 6. Exhibits and Reports on Form 8-K

a) Exhibits

A Form 8-K, with Exhibit 2.1 was filed on October 26, 2007 with the U.S. Securities and Exchange Commission (the "Commission"), and is incorporated herein by reference. The following documents are incorporated by reference from Registrant's Form SB-2 filed with the Commission, File No. 333-142739, on May 9, 2007:

Number Title of Document

2.1 Acquisition and Plan of Merger between Basic Services, Inc. and LQD Adrenalina, LLC dated October 26, 2007.
3.1  Articles of Incorporation
3.2  By-laws Exhibits required by Item 601 of Regulation S-B attached:
31.1 Certifications of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certifications of the Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certifications of President pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certifications of Treasurer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

The Company filed a Current Report on August 7, 2007, pursuant to Item 8.01 ("Other Events') announcing the declaration of a special stock dividend.

c) Subsequent Reports on Form 8-K

The Company filed a Current Report on October 26, 2007, pursuant to Item 2.01 ("Completion of Acquisition or Disposition"); Item 3.02 ("Unregistered Sales of Equity Securities"); Item 4.01 ("Changes in Registrant's Certifying Accountant"); Item 5.01 ("Changes in Control of Registrant"); Item 5.02 ("Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers"); Item 5.03 ("Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year"); and Item 9.01
("Financials Statements, Pro Forma Financial Information and Exhibits ") entitled Acquisition Agreement and Plan of Merger.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          Basic Services, Inc.
                                          --------------------
                                              Registrant

                                          By: /s/ Ilia Lekach
                                          -------------------------------
                                            Name: Ilia Lekach
                                           Title: Chief Executive Officer
Dated: November 19, 2007
------------------------