Form 10KSB
period 2007-12-31
Adrenalina
filed 2008-04-15
CIK 1398235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________ to__________

Commission File Number 333-134568

ADRENALINA
(Name of Issuer in its charter)

Nevada	20-8837626
( State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20855 NE 16 Avenue, Suite #C-16 Miami, Florida 33179	33179
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:  (305) 770-4488
Securities Registered Under Section 12(b) of the Exchange Act: None
Securities Registered Under Section 12(g) of the Exchange Act:

Name of each exchange
Title of Each Class	on which registered
Common Stock, par value $.001	Over-the-Counter Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☐           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of April 15, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was: there is currently no trading market for registrant’s securities

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 19,453,000 as of April 15, 2008.

PART I

FORWARD-LOOKING STATEMENTS

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-KSB or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as "believe," "anticipate," "expect," "estimate," "predict," "intend," "plan," "project," "will," "will be," "will continue," "will result," "could," "may," "might" or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, including our plans to open new stores, our efforts to increase profit margins and return on invested capital, projections of our future profitability, results of operations, capital expenditures or our financial condition or other "forward-looking" information and includes statements about revenues, earnings, spending, margins, liquidity, store openings and operations, inventory, private label products, our actions, plans or strategies.

The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for 2007 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: rapidly changing accounting rules and regulations and interpretations of existing rules; the intense competition in the sporting goods and apparel industries and actions by our competitors; our ability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; the availability of retail store sites on terms acceptable to us; the cost of real estate and other items related to our stores; changes in consumer demand; risks relating to product liability claims and the availability of sufficient insurance coverage relating to those claims; our relationships with our suppliers, distributors or manufacturers and their ability to provide us with sufficient quantities of products; any serious disruption at our distribution or return facility; the seasonality of our business; the potential impact of natural disasters or national and international security concerns on us or the retail environment; risks related to the economic impact or the effect on the U.S. retail environment relating to instability and conflict in the Middle East or elsewhere; risks associated with relying on foreign sources of production; risks relating to our pursuit of strategic acquisitions; our ability to meet our labor needs; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular; and other factors discussed elsewhere in this report in further detail under the caption "Risk Factors" as well as other reports or filings filed by us with the Securities and Exchange Commission.

In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward- looking statement. We do not assume any obligation and do not intend to update any forward-looking statements.

ITEM 1.  BUSINESS

General

We operate a retail entertainment, media and publishing company, that is focused on the nature and wellness lifestyle surrounding outdoor, adventure and extreme sports. We believe that we are the nation's first retailer to enhance the shopping opportunity with our mix of entertainment that includes the experience of our FlowRider®. Currently we have two stores that have opened since 2006 and we plan to expand five to seven new stores during the current year.

Corporate History

We were incorporated on March 28, 2007 under the laws of the State of Nevada, as a wholly-owned subsidiary of Eaton Laboratories, Inc., a Nevada corporation.

On March 30, 2007 Eaton entered into an Acquisition Agreement and Plan of Merger with Hydrogen Hybrid Technologies, Inc., a privately-held Canadian corporation. Pursuant to the terms of the Agreement, Hydrogen Hybrid Technologies, Inc. acquired Eaton Laboratories and Eaton agreed to spin off its wholly-owned subsidiary, Basic Services, Inc.

On April 30, 2007, the shareholders of Eaton received one unregistered common share of Basic Services, Inc. common stock for every share of Eaton Laboratories common stock owned. This stock dividend was based on 10,873,750 shares of Eaton common stock that were issued and outstanding as of the record date. The spin off did not include any stock issued to the shareholders of Hydrogen Hybrid Technologies, Inc., who received Eaton shares pursuant to the Agreement.

Eaton retained no ownership in Basic Services, Inc. following the spin off. Further, Basic Services, Inc. is no longer a subsidiary of Eaton. At the time of spin off, all of the assets and liabilities of the pharmaceutical operations of Eaton Laboratories were transferred into Basic Services, Inc.

On May 9, 2007 we filed a registration statement with the Securities and Exchange Commission for the registration of the 10,873,750 shares issued and distributed in connection with the spin-off of the Company from Eaton laboratories, Inc. to the shareholders of that entity. The registration statement was declared effective on June 5, 2007.

Subsequently, our management determined that the current course of the Company’s business would not lead to the desired benefits to our shareholders and that the Company should look for more lucrative ways to conduct its business. As a result, on August 13, 2007, we formed and spun-off our wholly-owned subsidiary, Generic Marketing Services, Inc. a Nevada corporation to our shareholders, in a one-for-one special stock dividend. Following the spin-off, we did not retain any ownership in Generic Marketing Services, Inc. Around the same time, the Company was introduced by Guilford Services, Inc., its business consultant, to a number of operating companies business opportunities.

On October 26, 2007, we entered into an agreement with LQD Adrenalina, LLC a Florida limited liability company formed on September 13, 2004 as an extreme sport retail, media, and publishing entertainment company headquartered in South Florida. Under the terms of the agreement, we acquired 100% of the assets, liabilities, right and obligations of LQD Adrenalina LLC in exchange for 18,000,000 shares of our stock, which were issued to the members of Adrenalina LLC. Immediately prior to the acquisition, our four largest shareholders received a distribution of all the assets and liabilities of the pharmaceutical operations, which had no carrying value and we cancelled 9,773,750 of their shares. The transaction was intended to be a “tax-free” reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

As a result of the merger and the exchange of ownership interest, the previous members of Adrenalina were issued approximately 94% of our issued and outstanding common stock. This figure is based on the issuance of 18,000,000 common shares issued to the member of Adrenalina in exchange for 10,000,000 membership units and the issuance of 353,000 unregistered shares of common stock to Guilford Services, Inc. as part of a referral fee. The number of shares issued in connection with LQD Adrenalina acquisition was arrived at in arm’s length negotiations between our management and the principals of LQD Adrenalina.

In connection with the Merger, on December 13, 2007, we changed our name from Basic Services, Inc. to Adrenalina

Industry Overview, Competition

The sporting goods retail sector is highly fragmented and intensely competitive. This sector is comprised of five principal categories of retailers: large format sporting goods stores, traditional sporting goods stores, specialty sporting goods stores, mass merchandisers and catalog and internet based retailers. In addition, a variety of other retailers sell various types of sporting goods.

Large Format Sporting Goods Stores .Large format full line sporting goods retailers, generally range in size from 20,000 to 100,000 square feet, offer a broad selection of brand name sporting goods and tend to be either anchor stores in strip or enclosed malls or in free-standing locations.

Traditional Sporting Goods Stores. Traditional sporting goods retailers tend to have relatively small stores, generally range in size from 5,000 to 20,000 square feet and are frequently located in malls or strip centers. These retailers typically carry limited quantities of each item in their assortment and generally offer a more limited selection than full line sporting goods retailers.

Specialty Sporting Goods Stores. Specialty sporting goods retailers, like us, have both relatively small stores and larger format stores, generally ranging in size from 5,000 to 20,000 square feet and tend to be either anchor stores in strip or enclosed malls or in free-standing locations. These retailers generally include single store operations and are considered specialty retailers that typically carry a wide assortment of one specific product category, such as surfboards, skateboards or equipment and generally have higher prices than full line retailers.

Mass Merchandisers .Mass merchandisers' stores generally range in size from 50,000 to 200,000 square feet, feature sporting goods as part of their overall assortment and are located primarily in strip centers, free-standing locations or shopping malls. These retailers usually have limited selection and fewer brand names and typically do not offer the customer service offered by specialty and full line sporting goods retailers.

Catalog and Internet Based Retailers. We compete with catalog and internet retailers and other sporting goods websites.

We believe that we will continue to face competition from retailers in each of these categories. The principal competitive factors include store location and image, product selection, quality, price, and customer service. Increased competition in markets in which we have stores, the adoption by competitors of innovative store formats and retail sales methods, the entry of new competitors in our markets or the expansion of operations by existing competitors in our markets could have a material adverse effect on our business, financial condition and operating results. In addition, some of our competitors have substantially greater resources than us. We believe that the principal strengths with which we compete is our broad selection for our targeted customers and competitive prices combined with a high level of customer service.

Competition in our sector is based on, among other things, merchandise offerings, store location, price and the ability to identify with the customer. We believe that we compete favorably with many of our competitors based on our differentiated merchandising strategy, compelling store environment and deep-rooted culture. However, some of our competitors are larger than we are and have substantially greater financial, marketing and other resources than we do. See “Item 1A Risk Factors. As such, we may be unable to compete favorably in the highly competitive retail industry, and if we lose customers to our competitors, our sales could decrease.”

Business Strategy

Our business strategy is to provide our customers with an extensive selection of high quality, brand name merchandise at competitive prices with a high level of customer service. The key elements of our business strategy are the following:

Broad Assortment of Quality, Brand Name Products .We carry an average of approximately 1,000 individual items in each of our stores, including popular brands like Ed Hardy, Volcom, Hurley, Quiksilver, Billabong, O'Neill, Rip Curl, Rusty, Cult and Reef. Equipment and accessories are available from leading brands such as Marin Bikes, Hoffman Bikes, Felt, Shimano, Sram, GT Bikes, Manitou, Tippman, Dye Precision, No Fear, Fox Racing, Troy Lee Design, Steward Boards, HIC, Rusty Boards, Byrne, Eerie, Gator Wakeboards, Body Glove, Element, Zoo York, and Spitfire.

Attractive Shopping Environment. We seek to offer a unique and exciting retail concept. Our stores are designed and positioned as a destination for extreme sport enthusiasts of all generations and those who want to learn more about this Lifestyle. In this regard, our stores offer dedicated areas which are focused on a particular extreme sport with our center of attraction as the FlowRider which is visible to everyone as they approach our store. Our intent of promoting the Adrenalina stores is as the place to go, congregate and be seen for all who are interested in extreme sports and it’s Lifestyle.

We believe that our customers desire merchandise and fashion that is rooted in the action sports lifestyle and reflects their individuality. We strive to keep our merchandising mix fresh by continuously introducing new brands and styles. Our focus on a diverse collection of brands allows us to quickly adjust to changing fashion trends. We believe that our strategic mix of both apparel and hardgoods, including skateboards, snowboards, components and other equipment, allows us to strengthen the potential of the brands we sell and helps affirm our credibility with our customers. In addition, we supplement our stores with a select offering of private label apparel and products as a value proposition that we believe complements our overall merchandise selection.

Customer Service. Our objective is to provide a high level of customer service generally associated with specialty sporting goods stores.

Customized Merchandise Mix. We tailor our product mix to market to specific demographic groups and lifestyles. Purchasing decisions are made on a store by store basis, and store managers work directly with our buyers to achieve the appropriate product mix in each store. Various factors typically influence the product mix in a particular market, like disposable income, professional and amateur sports activities and specific regional and seasonal activities.

Promotional Advertising and Marketing. We use a promotional pricing and advertising strategy focused on the creation of "events" to drive traffic and sales in our stores.

E-Commerce. We operate our e-commerce under various licensing agreements and offer our sporting goods and clothing retail at our website at www.adrenalinastore.com Under these agreements we work directly with our customers to specifically purchase and deliver our merchandise that is sold on our website.

Merchandising

We offer our customers distinct items of high quality, brand name goods and apparel in each of our stores. New brands and products are continuously introduced and featured in our stores and our advertising. Our merchandise is broadly classified into one of two major categories, hardlines or softlines. Hardlines include items like skis, bicycles, surfboards, paintball, outdoor extreme sporting gear. Softlines consist primarily of apparel and footwear.

The following table sets forth our percentage of targeted and total net merchandise sales for each major product category for the periods indicated:

	Year end
	Target Mix	2006	2007
Hardgoods	25%	24%	21%

Apparel	45%	46%	46%
Footwear	15%	16%	15%
FlowRider ®	15%	14%	18%

Total	100%	100%	100%

Apparel and Footwear We believe that our customers desire merchandise and fashion that is rooted in the action sports lifestyle and reflects their individuality. We strive to keep our merchandising mix fresh by continuously introducing new brands and styles. Our focus on a diverse collection of brands allows us to quickly adjust to changing fashion trends. Our stores carry a full line of sportswear and apparel designed for a wide variety of activities and performance levels as well as life style dressing. Our suppliers of these products include Ed Hardy, Quicksilver, Billabong, Volcom, Oneil, Crocs, Hurley, Reef and Fox.

Hardgoods. We offer a large selection of items along various extreme activities, including skateboards, MX, BMX, surf, wake, skim components and other equipment We believe this variety allows us to strengthen the potential of the brands we sell and helps to affirm our credibility with our customers. In addition, we supplement our stores with a select offering of private label products as a value proposition that we believe complements our overall merchandise selection.

Cycling. We offer a selection of BMX and mountain bikes including, Marin Bikes, Hoffman Bikes, Felt, GT Bikes, Shimano, Sram and our stores also carry cycling apparel, accessories and components from suppliers like Bell, Canari, Giro and Thule.

Water Sports. We also carry a broad selection of products designed for a variety of water sports, including recreational, surfing, knee boarding, wake boarding, and a variety of body boarding products. Suppliers of these products include MX, Steward Boards, HIC, Rusty Boards, Byrne, Eerie, Gator Wakeboards and Body Glove.

Our Stores

Adrenalina "Extreme" Stores are extreme sports and adventure themed retail stores centered around a "FlowRider®" surf ride that is discussed below. We strive to provide and deliver a unique and exciting retail concept to each of our customers by designing and positioning ourselves as the final destination for extreme sport enthusiasts. Our stores offer dedicated areas which are focused on a particular extreme sport, intimate lounge areas, and the coordination of FlowRider® sessions and lessons with qualified instructors, all with the intent of promoting the Adrenalina stores as the place to go, congregate and be seen for all who are interested in extreme sports and its Lifestyle.

We believe that our customers desire merchandise and fashion that is rooted in the action sports lifestyle and reflects their individuality. We strive to keep our merchandising mix fresh by continuously introducing new brands and styles. Our focus on a diverse collection of brands allows us to quickly adjust to changing fashion trends. We believe that our strategic mix of both apparel and hardgoods, including skateboards, BMX Bikes, MX Gear, Surf, Wake components and other equipment, allows us to strengthen the potential of the brands we sell and helps to affirm our credibility with our customers.

The Action Sports Market

We believe that action sports are a permanent and growing aspect of youth culture, reaching not only consumers that actually participate in action sports, but also those who seek brands and styles that fit a desired action sports image. We believe that teens enjoy shopping in malls and purchasing clothing and fashion-related merchandise.

Growth Strategy

We intend to expand our presence as a leading action sports lifestyle retailer by:

Opening New Store Locations.   We believe that the action sports lifestyle has national appeal that provides store expansion opportunities throughout the country. Since October 2006, we have opened two stores and we plan to open five to seven additional stores in fiscal 2008, including stores in our existing markets and in new markets, to take advantage of what we believe to be a compelling economic store model.

Continuing to Generate Sales Growth through Improved Store Level Productivity.   We seek to maximize our comparable store sales and net sales per square foot by maintaining consistent store-level execution and offering our customers a broad and relevant selection of action sports brands and products. We also intend to continue to expand our brand awareness in an effort to maintain high levels of customer traffic.

Enhancing our Operating Efficiency.   As we continue to expand our business and open new stores, we plan to improve our operating results by taking advantage of economies of scale in purchasing our inventory, leveraging our existing infrastructure and continually optimizing and improving our operations in areas such as inventory and supply chain management. We seek to better leverage our expenses, particularly general corporate overhead and fixed costs such as non-variable occupancy costs, through increases in both comparable store sales and total net sales.

Enhancing our Brand Awareness through Continued Marketing and Promotion.   We believe that a key component of our success is the brand exposure that we receive from our marketing events, promotions and activities that embody the action sports lifestyle. These are designed to assist us in increasing brand awareness in our existing markets and expanding into new markets by strengthening our connection with our target customer base. We believe that our marketing efforts have also been successful in generating and promoting interest in our product offerings. In addition, we use our television show “Adrenalina” to promote our branding and internet presence, all of which is designed to convey our passion for the action sports lifestyle. We plan to continue to expand our integrated marketing efforts by promoting more events and activities in our existing and new markets.

Retail

Our stores bring the look and feel of an independent specialty shop to the mall by emphasizing the action sports lifestyle through a one-of-a-kind store environment and high-energy sales personnel. We seek to staff our stores with store associates who are knowledgeable users of our products, which we believe provides our customers with enhanced customer service and supplements our ability to identify and react quickly to emerging trends and fashions. We design our stores to appeal to teenagers and to serve as a destination for our customers. Our current stores average approximately 7,500 square feet and prominently display our FlowRider® which is intended to generate more foot traffic and encourage our customers to shop for longer periods of time and to interact with each other and our store associates. To increase customer traffic, we generally locate our stores near busy areas of the mall such and prominently display our FlowRider®. We believe that our distinctive store concept and compelling store economics will provide continued opportunities for growth in both new and existing markets.

During 2007 we entered into a process of refining our merchandise distribution chain and product assortments by offering products that are distinct to the areas we operate. We believe that we provide a good mix of higher-end merchandise and name branding that improves the overall quality of our merchandise assortments and providing a deeper, more focused branding of products that more precisely meet the needs of our targeted customers. During the next year we will continue to focus on improving our supply chain by reducing both the time it takes to get inventory to the store and the time it takes to get inventory to the sales floor. Additionally, it is our belief that our centralized inventory system will ensures better distribution to our stores and a quicker response based on market trends.

The FlowRider®

The FlowRider® is an in-store device that creates an artificial wave by shooting a compressed two inch thick sheet of water up a soft foam ramp. It simulates the sensation of surfing without entering the sea or ocean.

As part of the Company's goal to provide a truly unique retailing experience, each of our stores feature a FlowRider, which serve as a source of publicity, customer traffic, and direct and indirect revenue to the stores. To this end, we have obtained the exclusive right to have a FlowRider® in a retail setting. Our FlowRiders® produce an ideal attraction to connect with customers and gives us an opportunity to allow customers to actually test some of the products we sell and offer them the opportunity to experiment with other styles while in a controlled environment.

The FlowRider® also allows our patrons the benefit of “Dropping-in” on their own perfect unbroken wave, feeling the power and acceleration of carving a turn or doing other maneuvers; such as a cut-back on our perpetual wave.

Adrenalina Television

The Company produces and distributes the Adrenalina television program, a 30 minute extreme sports variety show, with over 200 episodes produced to date. The original show “Adrenalina” was first produced and distributed in Spanish, primarily targeting the Hispanic and Latin American markets, however our success in Latin America soon pushed us into the US market where we have been developing and producing our show in English since the second quarter of 2006. Over the last year our shows ratings and distribution have continuously increased. Adrenalina is currently aired on the Sun Channel and SI-TV, which spans from the United States down to Argentina. Generally our programming is geared towards the 12-34 male demographic.

Adrenalina Publishing

"Extremo Surf" magazine is a bi-monthly Spanish language surf magazine, with distribution throughout Latin America. Currently our magazine has a circulation in El Salvador, Puerto Rico, Mexico, Costa Rico, Panama, Venezuela, Ecuador, Peru, Chile and Argentina. In addition, the magazine has attracted a number of advertisers in the extreme sports industry including Quiksilver, Reef, Ocean Pacific, and Vans which have added to the overall value of our distribution.

"Death and Taxes" is also a bi-monthly music/pop-culture magazine, with a centralized focus on music, film, television, video games, and all pop culture topics in between. Our targeted readership ranges from ages 17-to-27, with an emphasis on distribution throughout most major cities such as New York, Los Angeles, Chicago, Miami, Seattle, Austin and more; while also concentrating on smaller secondary markets like New Jersey, Orange County, CA, Philadelphia, and Ft. Lauderdale, FL.

“What-a Duck” magazine is a bi-monthly English language magazine, with distribution throughout most major cities such as New York, Los Angeles, Chicago, Miami, Austin and more.

Management Information Systems

During 2006 we implemented and integrated our Point of Sale perpetual inventory purchasing system (“Celerant”) to provide a baseline for our full integration of management information systems, sales and inventory. We believe that this system has helped to establish a model that we will use in all of our locations and provides us with an overall inventory management system. We intend to continue our utilization of this integrated system with our merchandise planning and allocation system, which will allow us to facilitate optimal distribution of our products to the stores.

Celerant, our data warehouse application, also provides us with a current inventory listing, sales, and margin information. This tool also allows our purchasing staff to analyze product and pricing strategies and our executive staff the ability to monitor key business performance indicators on a daily basis. Store managers in every location have online access to product signage, store level financial performance reports and advertising information. Through this technology we are able to streamline our merchandise handling and inventory management and as a result, lower our overall cost of inventory. This system also has helped us manage and improve the accuracy in forecasting of merchandise needs.

Marketing and Advertising

We seek to reach our target customer audience through a multi-faceted marketing approach that is designed to integrate our brand image with the action sports lifestyle. Our marketing efforts focus on reaching our customers in their environment, and feature extensive grassroots marketing events, which give our customers an opportunity to experience and participate in the action sports lifestyle. Additionally our marketing efforts incorporate local sporting and music event promotions, advertising in magazines popular with our target market such as snowboarding and skateboarding and interactive contest sponsorships that actively involve our customers with our brands and products. We believe that our immersion in the action sports lifestyle allows us to build credibility with our target audience and gather valuable feedback on evolving customer preferences.

Purchasing and Distribution

Our Merchandise Purchasing Department manages all aspects of merchandise procurement, determines initial pricing, develops product marketing plans and establishes stock levels and product mix. Our buying staff communicates daily with each of our stores to monitor shifts in consumer tastes and market trends. Additionally we purchase merchandise from over 200 vendors which gives us greater flexibility in meeting market demand. During 2007, Ed Hardy, our largest vendor, represented approximately 25.0% of our purchases and 35.0% of our total inventory. During 2006 there were no vendors that represented more than 10.0% of our purchases.

Employees

Adrenalina currently employs over 50 full-time individuals working on the retail operations, production and distribution of the media properties.

Intellectual Property

We own the following registered U.S. trademarks:

•	Adrenalina

•	Adrenalinatv

•	Extremo Surf

In addition, we have a number of trademark applications pending with the U.S. Patent and Trademark Office.

Regulation

Our in-store FlowRider® attractions are subject to periodic inspection and certification by the Florida Department of Agriculture and the Department of Health. We are not otherwise subject to any regulation that is peculiar to our business and that other types of business are not subject to.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

We have a limited operating history

We have a limited operating history. Prospective investors should be aware of the difficulties encountered by such new enterprises, as we face all of the risks inherent in any new business. These risks include, but are not limited to, competition, the absence of an operating history, the need for additional working capital, and the possible inability to adapt to various economic changes inherent in a market economy. The likelihood of success of the Company must be considered in light of these problems, expenses that are frequently incurred in the operation of a new business and the competitive environment in which we will be operating.

We have incurred significant losses to date and may continue to incur losses.

During the year ended December 31, 2007, we generated revenues of $3,253,871 and we incurred a net loss of $5,766,953. For the year ended December 31, 2006, we generated revenues of $2,373,986 and during that same period we incurred a net loss of $3,065,699. Continuing losses have had an adverse impact on our cash flow and may impair our ability to raise additional capital required to continue and expand our operations.

Our current financial condition has raised doubt regarding our ability to continue as a going concern.

Our ability to continue operating as a going concern will depend on our ability to sell sufficient quantities of our products to generate gross revenues in excess of our required cash expenditures and, thereafter, to generate sufficient funds to allow us to effectuate our business plan. Further, to the extent that funds for our operations and business plan are required that exceed our gross revenues, our ability to continue operating as a going concern will also depend on our ability to obtain sufficient financing, whether in the form of debt or equity. We cannot provide any assurance that we will have sufficient sales or that sufficient financing will be available to us on terms or at times that we may require. Failure in any of these efforts may materially and adversely affect our ability to continue as a going concern.

If we are unable to obtain additional funding, we may have to reduce our business operations.

We anticipate, based on currently proposed plans and assumptions relating to our ability to market and sell our products, that our cash on hand including the proceeds from a recent financing transaction will satisfy our operational and capital requirements for the next two months. However, if we are unable to realize satisfactory revenue in the near future, we will be required to seek additional financing to continue our operations beyond that period. We will also require additional financing to expand into other markets and further develop and market our products. Except for the warrants issued in our recent offerings, we have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing on commercially reasonable terms or at all will be available when needed. The inability to obtain additional capital may reduce our ability to continue to conduct business operations. Any additional equity financing may involve substantial dilution to our then existing stockholders. Our future capital requirements will depend upon many factors, including:

•	competing technological and market developments;

•	our ability to establish additional collaborative relationships; and

•	the effect of commercialization activities and facility expansions if and as required.

We have limited financial resources and to date no positive cash flow from operations. There can be no assurance that we will be able to obtain financing on acceptable terms in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors. Raising additional funding may be complicated by certain provisions in the securities purchase agreements entered into in connection with our most recent financing.

Our growth strategy depends on our ability to open and operate a significant number of new stores each year, which could strain our resources and cause the performance of our existing stores to suffer.

Our growth largely depends on our ability to open and operate new stores successfully. However, our ability to open new stores is subject to a variety of risks and uncertainties, and we may be unable to open new stores as planned, and any failure to successfully open and operate new stores would have a material adverse effect on our results of operations and on the market price of our common stock. We also intend to open a significant number of new stores in future years while remodeling a portion of our existing store base annually. Our proposed expansion will continuously place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our individual stores and our overall business. To the extent our new store openings are in markets where we already have stores, we may experience reduced net sales in existing stores in those markets.

As part of our planned expansion, we have signed 5 new leases for new stores and we are currently negotiating leases for three additional locations. Therefore our successful execution of our growth strategy will require that we obtain additional financing, and we cannot be assured that we will be able to obtain that financing on acceptable terms.

If we fail to effectively execute our expansion strategy, we may not be able to successfully open new store locations in a timely manner, if at all, which could have an adverse affect on our net sales and results of operations.

Our ability to open and operate new stores successfully depends on many factors, including, among others, our ability to:

•	identify suitable store locations, the availability of which is outside of our control;

•	negotiate acceptable lease terms, including desired tenant improvement allowances;

•	source sufficient levels of inventory at acceptable costs to meet the needs of new stores;

•	hire, train and retain store personnel;

•	successfully integrate new stores into our existing operations; and

•	identify and satisfy the merchandise preferences of new geographic areas.

In addition, many of our planned new stores are to be opened in regions of the United States in which we currently have no brand recognition, and no stores operating. Our expansion into these markets may present competitive, merchandising and distribution challenges that are different from those that we currently encounter in our existing markets. Any of these challenges could adversely affect our business and results of operations.

Our business is dependent upon our being able to anticipate, identify and respond to changing fashion trends, customer preferences and other fashion-related factors; failure to do so could have a material adverse effect on us.

Customer tastes and fashion trends in the action sports lifestyle market are volatile and tend to change rapidly. Our success depends on our ability to effectively anticipate, identify and respond to changing fashion tastes and consumer preferences, and to translate market trends into appropriate, saleable product offerings in a timely manner. If we are unable to successfully anticipate, identify or respond to changing styles or trends and misjudge the market for our products or any new product lines, our sales may be lower than predicted and we may be faced with a substantial amount of unsold inventory or missed opportunities. In response to such a situation, we may be forced to rely on markdowns or promotional sales to dispose of excess or slow-moving inventory, which could have a material adverse effect on our results of operations.

If we experience delays, difficulties or unanticipated costs in establishing the sales, distribution and marketing capabilities necessary to successfully commercialize our products, we will have difficulty maintaining and increasing our sales.

We are continuing to develop our sales, distribution and marketing capabilities and until we refine the process it will continue to be expensive and time-consuming for us to develop. Moreover, we may choose, or find it necessary, to enter into strategic collaborations to sell, market and distribute our products and we may not be able to provide adequate incentive to our sales force or to establish and maintain favorable distribution and marketing collaborations with other companies to promote our products. In addition, any third party with whom we have established a marketing and distribution relationship may not devote sufficient time to the marketing and sales of our products thereby exposing us to potential expenses in exiting such distribution agreements. We must also market our products in compliance with federal, state, local and international laws relating to the providing of incentives and inducements. Violation of these laws can result in substantial penalties. If we are unable to successfully motivate and expand our marketing and sales force and further develop our sales and marketing capabilities, or if our distributors fail to promote our products, we will have difficulty maintaining and increasing our sales.

Because we rely on a limited number of suppliers, we may experience difficulty in meeting our customers’ demands for our products in a timely manner or within budget.

We currently purchase our products from a variety of outside sources. Some of these products may only be available to us through a few sources, however, management has identified alternative materials and suppliers should the need arise. We generally do not have long-term agreements with any of our suppliers.

Consequently, in the event that our suppliers delay or interrupt the supply of products for any reason, we could potentially experience higher product costs and longer lead times in order fulfillment.

Our management has limited experience in managing and operating a public company. Any failure to comply or adequately comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, results of operations and financial condition.

Our current management has limited experience managing and operating a public company and relies in many instances on the professional experience and advice of third parties including our consultants, attorneys and accountants. Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operations, or financial condition.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting, and attestation of our assessment by our independent registered public accounting firm.  Currently, we believe these two requirements will apply to our annual reports for our fiscal years ended December 31, 2007 and 2009, respectively.  The standards that must be met for management to assess the internal controls over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards.  We expect to incur significant expenses and to devote resources to Section 404 compliance during fiscal 2008 and on an ongoing basis.  It is difficult for us to predict how long it will take to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis.  In addition, the attestation process by our independent registered public accounting firm is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accounting firm.  In the event that our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our shares will be affected; however, we believe that there is a risk that investor confidence and share value may be negatively impacted.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the SEC have required changes in the corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2008 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain and maintain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

If we cannot compete effectively, we will lose business.

The market for our products, services and solutions is highly competitive and we cannot guarantee that we will be able to carve out our niche in the existing marketplace. The principal competitive factors in this market include:

•	Our competitors time in the marketplace;

•	The ability to maintain and expand distribution channels;

•	Brand name recognition;

•	The ability to deliver our products to our customers when requested;

•	The timing of introductions of new products and services; and

•	Financial resources.

These and other competitors have substantially greater resources, more customers, longer operating histories, greater name recognition and more established relationships in the industry. As a result, these competitors may be able to develop and expand their networks and product offerings more quickly, devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies. In addition, these competitors have entered and will likely continue to enter into business relationships to provide additional products competitive to those we provide or plan to provide.

Risks Relating to Our Current Financing Arrangements:

The variable price feature of our convertible debentures could require us to issue a substantially greater number of shares, which will cause dilution to our existing stockholders.

On December 3, 2007, we issued to three accredited investors our 5% Senior Secured Convertible Debentures in the principal amount of $3,000,000. The entire principal amount under the Debentures is due and payable 30 months after the closing date.  Interest payments are payable in cash quarterly commencing on March 1, 2008.  In addition, we are required to make 18 equal monthly principal cash payments of the then unconverted principal balance commencing November 2008. We may elect to make such interest or principal payments in shares of common stock provided, generally, that we are not in default under the Debentures and there is then in effect a registration statement with respect to the shares issuable upon conversion of the Debentures or in payment of interest due thereunder.  If we elect to make interest payments in common stock, the conversion rate will be the lesser of (a) $0.75 or (b) 88% of the lesser of (i) the average of the volume weighted average price for the ten consecutive trading days ending immediately prior to the applicable date a payment is due.

If we are unable to make payments in cash, we must make those payments in shares of our common stock at a discount to the market price of our common stock. The number of shares we will be required to issue upon conversion of the notes will increase if the market price of our stock decreases.

The issuance of our stock upon conversion of the convertible debentures could encourage short sales by third parties, which could contribute to the future decline of our stock price and materially dilute existing stockholders' equity and voting rights.

The convertible debentures have the potential to cause significant downward pressure on the price of our common stock. This is particularly the case if the shares issued upon conversion and placed into the market exceed the market's ability to absorb the increased number of shares of stock. Such an event could place further downward pressure on the price of our common stock. The opportunity exists for short sellers and others to contribute to the future decline of our stock price. If there are significant short sales of our stock, the price decline that would result from this activity will cause the share price to decline more so, which, in turn, may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market. If there is an imbalance on the sell side of the market for the stock, our stock price will decline. If this occurs, the number of shares of our common stock that is issuable upon conversion of the debentures will increase, which will materially dilute existing stockholders' equity and voting rights.

Risks relating principally to our common stock and its market value:

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

•	new products and services by us or our competitors;

•	additions or departures of key personnel;

•	sales of our common stock;

•	our ability to integrate operations, technology, products and services;

•	our ability to execute our business plan;

•	operating results below expectations;

•	loss of any strategic relationship;

•	industry developments;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

You may consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above listed factors. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid dividends on our common stock in the past and do not expect to pay dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Our stock is deemed to be penny stock.

Our stock is currently traded on the OTC Bulletin Board and is subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended, or Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Penny stocks sold in violation of the applicable rules may entitle the buyer of the stock to rescind the sale and receive a full refund from the broker.

Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

ITEM 2  PROPERTIES

The Company's corporate headquarters are located at 20855 NE 16 Ave., Suite #C-16, Miami, Florida 33179, and consist of approximately 7,854 square feet of office space. Under the terms of our lease, which expires March 31, 2009 we pay a monthly rent of $5,504. Commencing April 1, 2008 this amount will be increased to $ 5,641 until the lease expires. The Company additionally has two stores located in Orlando and Miami, Florida. These stores average approximately 7,500 square feet of retail space. The terms of these leases expire through 2016 at approximately $38,500 per month.

During the fourth quarter of 2007 the Company signed an additional 5 store leases that average approximately 10,000 square feet of retail space. The following is a list of the new lease agreements we have signed and our scheduled opening date:

Tampa, FL - International Plaza	July, 2008
Atlanta, GA - North Pointe Mall	September 2008
Dallas, TX - Willow Bend	September 2008
Denver, CO - Cherry Creek	October 2008
Houston, TX - Houston Galleria	October 2008

These new leases run through 2018 for retail stores that are consistent in size to our existing properties. Under the terms of the leases we will pay an additional amount of approximately $190,200 per month.

ITEM 3 LEGAL PROCEEDINGS.

The Company is involved in various claims and legal proceedings in the ordinary course of its business activities. The Company believes that any potential liability associated with the ultimate outcome of these matters will not have a material adverse effect on its financial position or results of operations.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 30, 2007, six of our shareholders holding 14,067,000 shares, which then represented approximately 72% of the issued and outstanding shares of our outstanding common stock approved a change of the corporate name to Adrenalina.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been included for quotation on the OTC Bulletin Board under the symbol AENA.OB since December 14, 2007.

The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board. Particularly since our common stock is traded infrequently, such over-the-counter market quotations reflect inter-dealer prices, without markup, markdown or commissions and may not necessarily represent actual transactions or a liquid trading market.

Fiscal 2007	High	Low
Fourth Quarter	$2.00	1.50

Fiscal 2008	High	Low
First Quarter	$1.60	1.00

Number of Stockholders

As of April 15, 2008, there were approximately 115 holders of record of our common stock.

Dividend Policy

Holders of the Company's Common Stock are entitled to receive dividends if and when declared by the Company’s Board of Directors out of funds legally available for distribution. Any such dividends may be paid in cash, property or shares of the Company’s common stock.

The Company has not paid any dividends since its inception, and it is not likely that any dividends on its Common Stock will be declared in the foreseeable future. Any dividends will be subject to the discretion of the Company's Board of Directors, and will depend upon, among other things, the operating and financial condition of the Company, its capital requirements and general business conditions.

Securities Authorized for Issuance under Equity Compensation Plans

On February 21, 2008, the Board of Directors, granted five-year options to purchase 20,000 shares of common stock at $1.50 per share to certain members of the Board.

Description of Securities

Our authorized capital consists of 50,000,000 shares of common stock, $.001 par value per share, of which 19,453,000 shares were issued and outstanding as of April 15, 2008.

Each holder of common stock is entitled to receive ratable dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. As of the date of this prospectus, we have not paid any dividends on our common stock, and none are contemplated in the foreseeable future. We anticipate that all earnings that may be generated from our operations will be used to finance our growth.

Holders of common stock are entitled to one vote for each share held of record. There are no cumulative voting rights in the election of directors. Thus the holders of more than 50% of the outstanding shares of common stock can elect all of our directors if they choose to do so.

The holders of our common stock have no preemptive, subscription, conversion or redemption rights. Upon our liquidation, dissolution or winding-up, the holders of our common stock are entitled to receive our assets pro rata.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors.

Overview

Adrenalina is a retail-entertainment, media and publishing company that is focused on the nature and lifestyle surrounding the extreme sports and outdoor adventures. We are also the nation's first and only retailer that has enhanced the retail shopping experience, with our particular mix of shopping and entertainment that includes the FlowRider®. Currently we have two stores open and are in the process of opening 5 stores during 2008 and plan to expand at a rate of 5 to 7 new stores every year.

Historically we were considered a media company which produced the show “Adrenalina” primarily in Latin America. However over the last twelve months we have moved away from our original focus and placed a greater emphasis on our retail stores, with current plans of expanding into new markets throughout the United States. During 2008 we will continue our transformation to a retail focused operation. Although we will continue to produce our television show we will no longer receive any material revenues related to its production. Instead our focus will be on getting the show as much air time as possible in an effort to increase our brand awareness and to put us in front of our targeted audience.

We expect the next 12 months to be our most challenging as we transform our operations and expand into new markets. We are also going to face extreme financial pressure as we continue the construction of our Tampa store and start building out our stores in Atlanta, Dallas, Denver and Houston. Each of these endeavors will take significant cash to open and currently we do not have sufficient financial capacity to fund their openings.

Also, during 2008 we anticipate that our current trend of losses will continue and may exceed our losses incurred during 2007; these continued losses are a direct result of greater pressures put on our existing employees which may in turn lead to greater turnover, coupled with the fact that we may not be able to find suitable employee and replacements for key personnel for our growth strategy. We may also face additional delays in opening our new stores, and if they are not completed on time then we may miss our fourth quarter retail sales opportunities. We may additionally face economic pressures if our sales in our new markets do not meet up to our anticipated results, because of the continued pressure placed on our buying capacity because of a declining currency or our customers ability to purchase our products because of a decline in their disposable income.

We are however, developing additional channels to make our products available throughout the rest of the world with our wholesale and internet operations. During 2007 our total wholesale and internet operation were not material to our financial results. We believe that these segments will turn during 2008 and expect to see our sales in these areas increase, which in turn will help provide us with some of the cash flows that will be necessary to support our operations.

While many of our competitors are slowing their expansion because of recent declines in the national retail sales, we believe that now is the time to push into new markets and will be key for future success. While recent trends have softened the real estate market we believe that incentives offered by developing malls will help to off-set most of our cost to develop during 2008 and 2009.

Critical Accounting Policies and Estimates

We have prepared our financial statements in conformity with U.S. generally accepted accounting principles, and these financial statements necessarily include some amounts that are based on our informed judgments and estimates. Our senior management has discussed the development and selection of these critical accounting estimates, and the disclosure in this section of this report regarding them, with the Board of Directors. Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements. Our critical accounting policies represent those policies that are subject to judgments and uncertainties. As discussed below, our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of these policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. Our critical accounting policies include:

Merchandise Inventories—Merchandise inventories at are valued at the lower of cost or market, with cost determined using a weighted average method. Included in our cost basis are costs incurred in making inventories available for sale in our stores, such as freight and other distribution costs. We utilize perpetual inventory records to value inventory in our stores. Physical inventory counts are performed during each fiscal quarter and we adjust our perpetual records based on the results of the physical counts. Cost is calculated based upon the purchase order cost of an item at the time it is received by us, reconciled to actual vendor invoices, and also includes the cost of warehousing, handling, purchasing, and transporting the inventory to the stores. The cost of warehousing, handling, purchasing, and transporting, as well as vendor allowances, are recognized through cost of sales when the inventory is sold.  Due to systems limitations, it is impracticable for us to assign specific costs and allowances to individual units of inventory. As such, to properly match net costs against the related revenues, we must use all available information to appropriately estimate the costs and allowances to be deferred and recognized each period. Our estimate of when inventory is sold affects the deferral, and subsequent income statement recognition, of costs incurred in preparing inventory for sale and represents the most significant estimate in that calculation; any changes in this estimate could have a material impact on the financial statements.  Vendor allowances, which primarily represent volume rebates and cooperative advertising funds, are recorded as a reduction of the cost of the merchandise inventories. We earn vendor allowances as a consistent percentage of certain merchandise purchases with no minimum purchase requirements. We did not have any vendor allowance programs in fiscal 2007 and 2006 that were based on purchase volume milestones.

We maintain a provision for estimated shrinkage based on the actual historical results of our physical inventories. We compare our estimates to the actual results of the physical inventory counts as they are taken and adjust the shrinkage estimates accordingly. We also record adjustments to the value of inventory equal to the difference between the carrying value and the estimated market value, based on assumptions about future demand.

Film Costs— We account for our film costs and related revenues (“film accounting”), in accordance with the guidance in SOP 00-2, which requires the exercise of judgment related to the film’s ultimate revenues. Our current film costs consist of the costs of completed television episodes, completed and unreleased episodes and in process production costs, all reflected at the lower of cost, less accumulated amortization, or fair value. Prior to release, we estimate our ultimate revenues for each film on factors such as our historical performance of similar films. On a annual basis we evaluate and update our estimates based on information available on the progress of the film’s production and, upon release, the actual results of each film. Changes in our estimate of the ultimate revenues from period to period affect the amount of film costs amortized in a given period and, therefore, could have an impact on the financial results for that period.

Intangible Assets — We perform annual impairment tests of our intangible assets by comparing the book values of our reporting units to their estimated fair values. The estimated fair values of our reporting units are computed using estimates that include a discount factor in valuing future cash flows. There are assumptions and estimates underlying the determination of fair value and any resulting impairment loss. Another estimate using different, but still reasonable, assumptions could produce different results. During the fiscal year ended December 31, 2006, we recognized an impairment charge of $97.5 thousand for our Extremo Surf goodwill.  See Note 1 to our consolidated financial statements for further information.

Revenue Recognition

Retail Items—Revenue from sales of our merchandise is recognized at the time of the merchandise sale, Revenue is presented net of sales taxes collected. We allow for merchandise to be returned under most circumstances and provide for a reserve of estimated returns. Additionally, retail revenue includes income from our point-of-sale attraction, Flow Rider ® revenue, which is recorded at the time services are provided to the end user.

Gift cards—We record a gift card liability on the date we issue the gift card to the customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. Gift card breakage is recorded as revenue based on an estimated amount of gift cards that are expected to go unused that are not subject to escheatment. For the years ended December 31, 2007 and 2006 we did not record an estimate for breakage due to our limited history and the overall estimated materiality for gift cards expected to remain unused.

Film—Revenue from our entertainment series are recognized when we have persuasive evidence of a sale or licensing arrangement; the film is complete and has been delivered or is available for immediate and unconditional delivery and the license period of the arrangement has begun.

Publishing—We record magazine advertising revenues and subscriptions at the magazine cover date. Our magazine sales revenues are primarily generated from bulk orders from retail outlets such as newsstands, supermarkets and convenience stores. Revenues from bulk sales are recorded when the magazines are placed with the vendor, less an allowance for returns, based on our historical performance of that magazines closed sales, or on a cash basis if we have limited or no history of returns.

Internet Sales—-Revenue from internet sales are recognized upon estimated receipt by the customer.

Barter—From time to time and in the normal course of operations we enter into various barter transactions whereby, we exchanges programming product for advertising time that we can use or resell. Generally, this advertising time is provided to us by broadcasting companies in the United States and Central and South America. For all recorded barter transactions we record the fair value of the related programming products based on comparable arrangements in the broadcast areas or from our existing contracts. These transactions are accounted for at the time the programming is broadcast and the advertising is used.

Convertible Debenture—We Company account for our convertible debenture with beneficial conversion features, in accordance with EITF No. 98-5 and EITF No. 00-27 which require that we record a debt discount at the issuance date of our debentures if there exist a difference between the conversion price and the relative fair value of the common stock and warrants into which the security is convertible or exercisable.

Income Taxes—We record income tax expense using the liability method for taxes and are subject to income tax in many jurisdictions, states and localities. As necessary, our current tax liability or asset is recognized for the estimated taxes payable or refundable on the tax returns for the current year and a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Also a valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. If different assumptions had been used, our tax expense, assets, and liabilities could have varied from recorded amounts. If actual results differ from estimated results or if we adjust these assumptions in the future, we may need to adjust our deferred tax assets or liabilities, which could impact our effective tax rate.

As of December 31, 2007, we fully reserved our net deferred tax asset due to the uncertainty of future taxable income. Currently we have a federal net operating loss carry-forward of approximately $808,000 which will expire in 2027.

As of January 1, 2007, we adopted the FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 Accounting for Income Taxes.” Our current policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense. There was an insignificant amount of interest expense accrued or recognized related to income taxes for the twelve months ended December 31, 2007. There was an insignificant amount of selling, general and administrative expense related to penalties accrued or recognized for the same periods. We have not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for the twelve-months ended December 31, 2007, or during the prior three years applicable under FIN 48. We have also determined it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within twelve months of the adoption of FIN 48. We are currently subject to a three year statute of limitations by major tax jurisdictions

Earnings per share—We compute basic and diluted loss per common share by dividing the losses applicable to common stock by the weighted average number of common shares outstanding. Currently our basic and fully diluted EPS calculation are the same because any increase in the number of shares would be antidilutive to our net loss.

General

Accounting Items

Year end December 31, 2007

Prior Period Adjustment — During the preparation of the 2007 financial statements, we discovered an error in prior period related to the accounting for film costs.  This error occurred because we inadvertently included excess income in our calculation of expected Ultimate Revenue.  This error resulted in the overstatement of our 2006 film costs and the understatement of our net loss by approximately $621,000.

This error was accounted for as a prior period adjustment in accordance with Statement of Financial Accounting Standard (SFAS) No. 154, “Accounting for Changes and Error Corrections”.  As a result, we have restated our December 31, 2006 consolidated statements of operations, cash flows and equity.

Year end December 31, 2006

Goodwill Impairment — During 2006, we temporarily stopped publication and distribution our magazine Extremo Surf after the first two quarter sales fell below our anticipated results. Although we believe this decline was not permanent, the decreased sales coupled with the near-term financial forecasts, resulted in an estimated fair value that was considerably lower than the carrying value of our reporting unit.  As a result we impaired the full value of goodwill related to the purchase of the magazine in the amount of $97,500.

Our fair value assessment was based on a combination of present value cash flow analysis, observable earnings multiples of other publicly-traded specialty retail companies, and use of earnings multiples resulting from market transactions of other specialty retail companies.

Results of Operations

The following table sets forth the percentage relationship to net sales of each line item of our consolidated statements of operations. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

	2007	2006
Net sales	100.0%	100.0%
Cost of sales	69.7	49.2
Gross profit	30.3	50.8
Payroll and employee benefits	64.7	40.7
Occupancy expense	59.2	33.1
Marketing and advertising	16.4	20.2
Professional fees	13.7	16.7
Other selling, general and administrative	10.3	7.6
Depreciation and amortization	40.2	58.2

Operating loss	(174.2)	(225.7)
Interest expense	4.0	—
Other (income) and expense, net	(1.0)	(3.4)
Net loss	(177.2)%	(229.1)%

Results of Reporting Lines

We classify our business interests in three reportable lines:

Retail sales from our stores which focus on extreme sports and adventure themed clothing and merchandise; Entertainment which is comprised of theatrical and TV films as well as musical productions and distribution; and Publishing which is made up of publications centered around the life styles of extreme sports enthusiast and alternative music trends.

The following table sets forth the percentage relationship net sales to costs of sales for each of our reporting lines in our consolidated statements of operations. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

(Amounts in thousands of dollars)	2007	2006
Retail Sales	2,401	423
Cost of sales	1,451	243
Gross profit	39.6%	42.5%

Entertainment	666	1,788
Cost of sales	488	624
Gross profit	26.7%	65.1%

Publishing	187	163
Cost of sales	328	301
Gross profit	(75.4)%	(84.6)%

Total Sales	3,254	2,374
Cost of sales	2,268	1,168
Gross profit	30.3%	50.8%

Results of Operations

Net Revenues. Net revenues for the year ended December 31, 2007 increased $879,885 or 37.1% as compared to 2006, primarily due to increased volume in retail operations . During December 2007, we opened a new store in Miami, Florida. Revenues from our retail stores amounted to $2,401,200 for the year ended December 31, 2007 as compared to $422,900 for the year ended December 31, 2006 resulting in a total increase of $1,978,300. Revenues from entertainment and publishing amounted to $666,000 and $186,600 for the year ended December 31, 2007 as compared to $1,788,300 and $162,800 for the year ended December 31, 2006; resulting in a total decrease of $1,098,500 in entertainment and publishing revenue from the same period in 2006. This decrease is attributable to a shift in corporate strategy from a film based entertainment company to one focused on expanding its revenue base primarily through merchandise sales and entertainment via retail operations nationwide.

Gross Margin . Gross Margin for the year ended December 31, 2007 decreased $216,000 from $1,206,100 for the year ended December 31, 2006. This decrease in our margin of 20.5% for the year ended December 31, 2007 from 50.8% for the year ended December 31, 2006. The change in our gross margin is principally due to greater emphasis on retail sales that generate lower margins as media entertainment activity decreased.

Payroll and Employee Benefits. Payroll and employee benefits increased from $966,500 for the year ended December 31, 2006 to $2,100,800 for the year ended December 31, 2007, an increase of $1,134,300 or 117.4%. This increase is primarily attributable to the additional employees to support the retail operations and the hiring of personnel to support the current and anticipated increase in operations. During this period our total payroll increased by $1,123,800 which was 116.6% increase over the previous year and represented 99.1% of the total increase in payroll and employee benefits.

Occupancy Expense . Occupancy expense includes rent, utilities, insurance and other costs necessary for the occupancy of the stores and main office. During the year ended December 31, 2007 this cost increased $1,137,600 from $785,800 primarily due to the increase in rent expense related to the five additional leases signed by us during the fourth quarter of 2007. For the year ended December 31, 2007 rent expense increased $1,168,100 an increase of 364.2%, which was primarily attributable to the straight-lining of our leases which accounted for $582,100 or 49.8% of the increase. Additionally during this same period utility costs increased by $63,600, a 169.3% increase over the previous year which was attributed to our second store opening in Miami, Florida.

Other Selling, General and Administrative Expenses. Other Selling, general and administrative expenses for the year ended December 31, 2007 is primarily made up of marketing and advertising expenses, professional fees, bad debt expense and cost related to maintaining our patents and trademarks. For the year ended December 31, 2007 these costs increase by $229,700, an increase of 21.4%. Our cost increase for the current year was due to bad debt expense of $54,900 a 100% increase, marketing and advertising which increase by $50,000 a 10.4% increase and professional fees which increased by $46,500 a 11.7% increase over the previous year.

Net Loss. The net loss from operations for the year ended December 31, 2007 increased to $5,767,000 from $3,066,000 for the year ended December 31, 2006, an increase of $2,701,000 or 88.1%. This increase is primarily due to our change in focus on retail sales which have lower margins and our increases in cost related to an additional store during 2007.

Plan of Operation

Currently we do not believe that the Company will be able to generate any significant cash flow during the coming year to fund our planned expansion or to fund our current operations. However, under our current model of funding operations through capital contributions and debt we believe that we can sustain ourselves for the next twelve months. Currently we are seeking additional outside funding to keep the business operational beyond 2008; however there is no assurance additional debt or capital will be available to us on acceptable terms.

Liquidity and Capital Resources

As of December 31, 2007, the Company's current assets exceeded its current liabilities by $988,300 even though the Company incurred a net loss of $5,767,000 for 2007.

As of December 31, 2007, the Company has cash and cash equivalents of $444,800 and net accounts receivable of $35,200. The lack of available cash to the Company has an adverse impact on the Company's liquidity, activities and operations. Without realization of additional capital, it would be unlikely for the Company to execute its business plan. Management is seeking additional working capital through additional debt or equity private placements, additional notes payable to banks or related parties, or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, if at all.

Although on December 3, 2007, we issued to three accredited investors our 5% Senior Secured Convertible Debentures in the principal amount of $3,000,000, most of the proceeds of that offering have already been used in connection with new store openings and equipment purchases. In addition, in February we issued a $2.5 million, 5%, senior secured convertible debenture to the same investors, as discussed below. Additionally as of December 31, 2007, we had signed commitments to purchase equipment, build out our new store locations and committed under our lease agreements in excess of $57.2 million. Without additional funding, and the rapid generation of significant cash flow from operations, we will likely be unable to meet these commitments and we may have to curtail our operations.. We are looking for additional funding which may or may not become available to us on acceptable terms. Any such funding may be in the form of equity and/or debt financing and will likely dilute the ownership interest of our current shareholders.

Net cash flows used in operating activities for the year ended December 31, 2007 were $4,054,000 as compared to net cash used in operating activities of $2,076,800 for the year ended December 31, 2006. For the year ended December 31, 2007, our net loss amounted to $5,767,000, which included a non-cash adjustment due to depreciation and amortization of $1,328,700. Changes in assets and liabilities $381,500 in cash, for the year ended December 31, 2006, our net loss amounted to $3,065,700, which included a non-cash adjustment due to depreciation and amortization of $1,382,300 and an impairment loss of 97,500. Changes in assets and liabilities used $489,900 in cash.

Net cash flows used in investing activities for the year ended December 31, 2007 was $3,423,900 as compared to $2,625,500 for the year ended December 31, 2006. For the year ended December 31, 2007 and 2006 our net cash used in investing activities was primarily attributable to the purchase of property and equipment and certain film costs in 2007. Additionally during the year ended 2007 we purchased and sold available for sale securities. Our securities held at the end of the year were approximately $27,800.

Net cash flows for provided by financing activities the year ended December 31, 2007 were $7,625,000 as compared to $4,210,800 for the year ended December 31, 2006. This cash was primarily attributable to proceeds from debt to related parties and $3,000,000 in cash related to the issuance of convertible debentures, which was offset by $312,000 of deferred loan costs. For the year ended December 31, 2006 $5,487,300 in cash was provided in contributed capital and the funding of membership interest in the Company partially off-set through the issuance and repayment of related party debt of $1,524,300.

Recent Financings

December 2007 Financing

On December 3, 2007, we issued to three accredited investors our 5% Senior Secured Convertible Debentures in the principal amount of $3,000,000 (the “December Financing”), with quarterly interest payments commencing in February 2008. The principal amount under the debentures is payable to the investors in 18 monthly payments beginning on the 12th month following the closing date of our offering. We may also elect to make principal payments in shares of common stock if there is then an effective registration statement with respect to the shares issuable upon conversion of the Debentures. If we elect to make principal payments in common stock, our conversion rate will be the lesser of (a) the Conversion Price (as defined below), or (b) 88% of the volume weighted average price for the ten consecutive trading days ending immediately prior to the applicable date a principal payment is due.

The entire principal amount under the Debentures is due and payable 30 months after the closing date. Interest payments will be payable in cash quarterly commencing three months from the closing date.

Also at any time, our accredited investors may convert these debentures into shares of common stock at a fixed conversion price of $0.75, subject to adjustment in the event that we issue common stock (or securities convertible into or exercisable for common stock) at a price below the conversion price (the “Conversion Price”).

Following the effective date of the registration statement filed in connection with the shares issuable upon conversion of the debentures, we may force conversion of the Debentures if the market price of our common stock is at least $2.75 for any 20 out of 30 consecutive trading days. We may also prepay the debentures in cash at 115% of the then outstanding principal provided there is a registration statement in effect with respect to the shares issuable upon conversion of the Debentures.

These debentures rank senior to all of our current and future indebtedness and are secured by substantially all of our assets.

In connection with the financing transaction, we also issued to these investors five-year warrants to purchase 4,000,000 shares of our common stock at $2.00 per share. The exercise price of these warrants is subject to full ratchet anti-dilution rights in the event that we issue securities at less than $1.38 per share.

As part of this debenture, we also entered into a registration rights agreement with these investors that requires us to register the shares issuable upon conversion of the debentures and exercise of the warrants within 45 days after the closing date of the transaction.  If the registration statement is not declared effective within 90 days after the closing date (180 days in the event of a full review by the Securities and Exchange Commission), we will be required to pay liquidated damages in cash in an amount equal to 2% of the total subscription amount for every month that we fail to attain a timely filing or effectiveness, as the case may be. From the three month anniversary of the closing date, the liquidated damages will be lowered to 1.5% per month. As of April 15, 2008 our registration statement with the SEC had not been declared effective.

February 2008 Financing

On February 28, 2008, we issued to the same investors as those involved in the December Financing our Original Issue Discount 5% Senior Secured Convertible Debentures in the principal amount of $2,500,000 (the “February Financing”), with quarterly interest payments commencing in May 2008. The principal amount under the debentures is payable to the investors in 18 monthly payments beginning on the 12th month following the closing date of our offering. We may also elect to make principal payments in shares of common stock if there is then an effective registration statement with respect to the shares issuable upon conversion of the Debentures. If we elect to make principal payments in common stock, the conversion rate will be the lesser of (a) the Conversion Price (as defined below), or (b) 88% of the volume weighted average price for the ten consecutive trading days ending immediately prior to the applicable date a principal payment is due.

The entire principal amount under the Debentures is due and payable 30 months after the closing date. Interest payments will be payable in cash quarterly commencing three months from the closing date.

Also at any time, holders may convert the Debentures into shares of common stock at a fixed conversion price of $0.75, subject to adjustment in the event the Company issues common stock (or securities convertible into or exercisable for common stock) at a price below the conversion price as such price may be in effect at various times (the “Conversion Price”).

Following the effective date of the registration statement described below, the Company may force conversion of the Debenture if the market price of the common stock is at least $2.75 for any 20 out of 30 consecutive trading days. The Company may also prepay the Debentures in cash at 115% of the then outstanding principal provided there is a registration statement in effect with respect to the shares issuable upon conversion of the Debentures.

The Debentures rank senior to all current and future indebtedness of the Company and are secured by substantially all of the assets of the Company.

In connection with the financing transaction, the Company issued to the investors five-year warrants to purchase 3,333,333 shares of the Company’s common stock at $2.00 per share.

The Company also entered into a registration rights agreement with the investors that requires the Company to register the shares issuable upon conversion of the Debentures and exercise of the warrants on the later of (a) the 45th calendar day following the closing date of the offering and (b) the 30th calendar day following the date that the Company’s registration statement in connection with an offering made in November 2007 is declared effective by the Securities and Exchange Commission. If the registration statement is not filed within that time period or is not declared effective within 90 days after the closing date (180 days in the event of a full review by the Securities and Exchange Commission), the Company will be required to pay until the three month anniversary liquidated damages in cash in an amount equal to 2% of the total subscription amount for every month that the Company fails to attain a timely filing or effectiveness, as the case may be. From the three month anniversary of the closing date liquidated damages will be lowered to 1.5% per month.

The debentures issued in the December Financing and the February Financing are subject to full ratchet anti-dilution protection until the first anniversary of the issuance of the debentures. As a result, if the Company issues equity securities at a price per share lower than the conversion price then in effect, the conversion will adjusted to such lower price. Similarly, the warrants issued in both financings are subject to full-ratchet anti-dilution provisions. As a result, if the Company issues equity securities at a price per share lower than both the exercise price then in effect and $1.38, the exercise price of the warrants will be adjusted to such lower price.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

All of our significant contractual obligations are recorded on our Consolidated Balance Sheets or disclosed in our Notes to Consolidated Financial Statements.

We do not typically enter into off-balance sheet arrangements, except for arrangements related to operating lease commitments, service contract commitments, and letters of credit, as disclosed in the table below. Neither do we typically issue guarantees to third parties.

As of December 31, 2007, our signed-contractual obligations were as follows:

	Payments Due By Fiscal Year
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Operating lease commitments (1)	$27,679	$1,587	$5,463	$5,624	$15,005
Capital commitments (2)	22,273	6,803	7,140	4,165	4,165
Total debt (3)	6,294	—	3,188	2,259	847
Interest payments (4)	1,025	315	491	198	21
	$57,271	$8,705	$16,282	$12,246	$20,038

(1)  Our operating lease commitments generally include non-cancelable leases for property and equipment used in our operations. Excluded from our operating lease commitments are amounts related to insurance, taxes, and common area maintenance associated with property and equipment.

(2)  Capital commitments primarily include the current stores under lease, whereas we estimate our construction for signed and unsigned contracts will be approximately $873,200 per location. These commitments also include amounts due under our agreement with FlowRider®. Values within the capital commitments line item were calculated based on the time period remaining in the contract or to the earliest possible date of termination, if permitted to be terminated by us upon notice, whichever is shorter.

(3)  Debt obligations represent legally binding scheduled principal payments of our long-term debt.

(4)  Interest payments associated with long-term debt including our senior secured convertible loan, and our shareholder loan.

Additional information regarding our long-term debt and commitments and contingencies is provided in Note 7 and Note 11, respectively, of Notes to Consolidated Financial Statements.

Seasonality

Our business may become highly seasonal, with higher sales in the third and fourth fiscal quarters. For the last fiscal year, our fourth quarter, which includes the Christmas selling season, accounted for approximately 26.5% of our total retail sales.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements.  FAS 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In November 2007, the FASB placed a one year deferral for the implementation of FAS 157 for nonfinancial assets and liabilities; however, FAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements.  We adopted FAS 157 on January 1, 2008, with no impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans, which requires an entity to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  It also requires an entity to measure the funded status of a plan as of the date of its year-end balance sheet.  As we have no publicly traded equity securities (due to the Merger), FAS 158 is effective for us at the end of fiscal 2007, with early adoption permitted.  We adopted FAS 158 at the end of fiscal 2007, with no material impact on our consolidated statement of operations, balance sheet, stockholders’ equity, or cash flows statement.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits companies to measure certain financial instruments and other items at fair value (at specified measurement dates) that are not currently required to be measured at fair value. Any unrealized gains or losses applicable to those items measured at fair value shall be reported in earnings. The decision to apply fair value is generally made on an instrument by instrument basis, is irrevocable, and is applied only to an entire instrument. We will adopt FAS 159 in the first quarter of fiscal 2008 and we currently do not expect there to be a material, if any, impact on our consolidated financial statements as a result of this adoption.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R replaces FASB Statement No. 141, Business Combinations. The statement retains the purchase method of accounting used in business combinations but replaces FAS 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction costs and restructuring costs be expensed. In addition, the statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination. FAS 141 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt FAS 141R on January 1, 2009 for acquisitions on or after this date.

ITEM 7. FINANCIAL STATEMENTS

ADRENALINA
FINANCIAL STATEMENTS
December 31, 2007 and 2006

Independent Registered Public Accounting Firm

To the Board of Directors
Adrenalina and Subsidiaries
Miami, Florida

We have audited the accompanying consolidated balance sheet of Adrenalina and subsidiaries (the “Company” or “Adrenalina”) as of December 31, 2007, and the related consolidated statements of operations, equity, and cash flows for each of the years in the two year period ended December 31, 2007. Adrenalina’s management is responsible for the financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Adrenalina as of December 31, 2007, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As explained in note 2 to the consolidated financial statements, the Company incurred a net loss of approximately $5,767,000 in 2007. Additionally, the Company has an accumulated deficit of approximately $9,408,000 at December 31, 2007 and is currently unable to generate sufficient cash flow to fund current operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are discussed in note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Goldstein Schechter Koch Price Lucas Horwitz & Co., P.A.

Miami, Florida
April 15, 2008

ADRENALINA
Consolidated Balance Sheet
December 31, 2007

2007
Assets
Current Assets:
Cash and cash equivalents	$444,843
Investments in securities available for sale	27,773
Accounts receivable, net	35,197
Merchandise inventories	1,678,937
Film costs, net	96,800
Prepaid expenses and other current assets	211,621

Total Current Assets	2,495,171

Deferred loan costs, net	643,027
Property and equipment, net	4,963,920
Intangible assets, net	248,444

5,855,391

Total Assets	$8,350,562

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable and accrued liabilities	$1,106,924
Shareholder advances	399,930

Total Current Liabilities	1,506,854

Long-Term Liabilities:
Deferred rent	582,114
Related party note	3,294,267
Convertible debenture net of discount of $1,258,366	1,741,634

Total Long-Term Liabilities	5,618,015

Commitments and contingencies

Shareholders’ Equity
Common stock, $0.001 par value, 50,000,000 shares
authorized, 19,453,000 issued and outstanding	19,453
Additional paid-in capital	10,614,128
Accumulated deficit	(9,407,888)

Total Shareholders’ Equity	1,225,693

Total Liabilities and Shareholders’ Equity	$8,350,562

See accompanying notes to the consolidated financial statements.

ADRENALINA
Consolidated Statements of Operations
For the Years Ended December 31, 2007 and 2006

	2007	2006
		(as restated, see Note 16)
Revenues:
Merchandise sales	$2,401,205	$422,887
Entertainment - related party	282,219	1,547,225
Entertainment - other	383,800	241,051
Publishing	186,647	162,823

Total Revenues	3,253,871	2,373,986

Cost of Revenues:
Merchandise	1,451,352	243,472
Entertainment licensing fees	488,265	623,554
Production	328,423	300,876

Total Cost of Revenues	2,268,040	1,167,902

Gross Profit	985,831	1,206,084

Operating Expenses:
Payroll and employee benefits	2,100,790	966,499
Occupancy expense	1,923,441	785,824
Marketing and advertising expense	530,354	480,393
Professional fees	443,139	396,641
Other selling, general and administrative	330,161	180,329
Amortization - film costs	1,008,416	1,274,853
Depreciation - fixed assets	320,324	106,434
Total Operating Expenses	6,656,625	4,190,973

Other (Income) and Expenses
Interest income	(15,387)	(16,690)
Realized gain on sale of investments	(19,522)	-
Interest expense	131,068	-
Impairment loss	-	97,500

Total Other (Income) and Expenses	96,159	80,810

Net Loss	$(5,766,953)	$(3,065,699)

Net loss per share	$(0.32)	$(0.17)

Common shares used in calculation per share data	18,262,734	18,000,000

See accompanying notes to the consolidated financial statements.

ADRENALINA
 Consolidated Statements of Equity
For the Years Ended December 31, 2007 and 2006

	Members’ Equity	Common Shares	Common Stock	Additional Paid In Capital	Accumulated Deficit	Subscription Notes Receivable	Total Equity
Balance at January 1, 2006	$8,971,939	-	$-	$-	$(568,358)	$(5,480,406)	$2,923,175
Property received	-	-	-	-	-	4,000	4,000
Cash received	-	-	-	-	-	5,476,406	5,476,406
Consolidated affiliate- acquisition	6,878	-	-	-	(6,878)	-	-
Net loss	-	-	-	-	(3,065,699)	-	(3,065,699)

Balance at December 31, 2006 (as restated see note 15)	8,978,817	-	-	-	(3,640,935)	-	5,337,882

Issuance of common stock for services	-	353,000	353	352,647	-	-	353,000
Issuance of warrants with convertible debt	-	-	-	1,301,764	-	-	1,301,764
Effect of Reverse Acquisition	(8,978,817)	19,100,000	19,100	8,959,717	-	-	-
Net loss	-	-	-	-	(5,766,953)	-	(5,766,953)

Balance at December 31, 2007	$-	19,453,000	$19,453	$10,614,128	$(9,407,888)	$-	$1,225,693

See accompanying notes to the consolidated financial statements.

ADRENALINA
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006

	2007	2006
		(as restated, see Note 16)
Cash from Operating Activities:
Net loss	$(5,766,953)	$(3,065,699)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,328,741	1,381,287
Impairment loss	-	97,500
Gain on sale of investments	(19,522)	-
Amortization of discount on convertible debenture	22,173	-
Changes in assets and liabilities:
Accounts receivable	144,179	(50,470)
Merchandise inventories	(878,936)	(741,596)
Prepaid expenses and other current assets	10,404	(51,683)
Accounts payable and accrued liabilities	523,713	353,828
Deferred rent	582,114	-
Total Adjustments	1,712,866	988,866
Net Cash Used in Operating Activities	(4,054,087)	(2,076,833)

Cash Flows from Investing Activities:

Incurred film costs	(573,385)	(853,616)
Purchase of investments available for sale securities	(2,182,020)	-
Proceeds from sale of investments available for sale securities	2,173,769	-
Purchase of property and equipment, net	(2,842,190)	(1,771,868)

Net Cash Used in Investing Activities	(3,423,826)	(2,625,484)

Cash Flows from Financing Activities:
Proceeds from short term shareholder advances	148,835	251,095
Repayments of short term related parties notes	(35,000)	(35,000)
Proceeds from related party note	3,330,786
Payments of loan costs - deferred	(312,200)	-
Proceeds from note payable	3,000,000	-
Issuance of affiliate note receivable	-	(1,492,534)
Repayment of affiliate note receivable	1,492,534	-
Proceeds from contributed capital	-	5,487,284

Net Cash Provided by Financing Activities	7,624,955	4,210,845

Net Decrease in Cash and Cash Equivalents	147,042	(491,472)

Cash and Cash Equivalents - Beginning of Year	297,801	789,273
Cash and Cash Equivalents - End of Year	$444,843	$297,801

See accompanying notes to the consolidated financial statements.

ADRENALINA
Consolidated Statements of Cash Flows - continued
For the Years Ended December 31, 2007 and 2006

	2007	2006
Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$27,452	$-

Supplemental Disclosure of Non-Cash Information:

Issuance of warrants with convertible debt	$1,056,299	$-

Effect of beneficial conversion feature	$245,465	$-

Issuance of common stock for services	$353,000	$-

Member interest exchanged for property	$-	$4,000

See accompanying notes to the consolidated financial statements.

ADRENALINA
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

Note 1 — Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business and Basis of Consolidation

Adrenalina (the “Company” or “Adrenalina”), f/k/a LQD Adrenalina, LLC, a privately-held Limited Liability Company headquartered in Miami, Florida was formed on September 13, 2004.

Basic Services, Inc. (“BSI”), a Nevada corporation, was organized March 28, 2007 (Date of Inception) and incorporated as a subsidiary of Eaton Laboratories, Inc., ("Eaton"), also a Nevada corporation. On March 30, 2007, BSI's parent corporation, Eaton entered into an Acquisition Agreement and Plan of Merger ("Agreement") with Hydrogen Hybrid Technologies, Inc. ("HHT"), a privately-held Canadian corporation. Pursuant to the terms of the Agreement, HHT acquired Eaton, and Eaton agreed to spin off its wholly-owned subsidiary, Basic Services, Inc. On April 30, 2007, the record shareholders of Eaton received one unregistered, par value $0.001, share of Basic Services, Inc. common stock for every share of Eaton Laboratories common stock owned. The Basic Services, Inc. stock dividend was based on 10,873,750 shares of Eaton common stock that were issued and outstanding as of the record date. The spin off did not include any stock issued to the shareholders of Hydrogen Hybrid Technologies, Inc., who received Eaton shares pursuant to the Agreement with Eaton. Eaton retained no ownership in BSI following the spin off. Further, BSI was no longer a subsidiary of Eaton.

On October 26, 2007, BSI and a newly formed subsidiary of BSI ("Merger Sub") and Adrenalina entered into an Acquisition Agreement and Plan of Merger ("Acquisition") pursuant to which BSI, through its wholly-owned subsidiary, Merger Sub, acquired 100% of the membership interests in Adrenalina in exchange for 18,000,000 shares of the BSI common stock which were issued to the owners of the membership interests in Adrenalina. Immediately after the Acquisition was consummated and further to the Acquisition Agreement, the four largest shareholders of BSI cancelled 9,773,750 shares of the BSI Common Stock held by them. The transaction contemplated by the Agreement was intended to be a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended. Immediately prior to the Acquisition, BSI was a reporting corporation with limited activity.

For accounting purposes, this transaction was accounted for as a reverse acquisition, since the stockholders of Adrenalina own a majority of the issued and outstanding shares of common stock of the BSI and the directors and executive officers of Adrenalina became the directors and executive officers of the BSI. As a consequence the historical financial information presented herein represents that of Adrenalina.

ADRENALINA
Notes to Consolidated Financial Statements continued
Years Ended December 31, 2007 and 2006

Note 1 — Description of Business, Basis of Presentation and Summary of Significant Accounting Policies - continued

On December 13, 2007, BSI changed its name to Adrenalina.

The Company is a media, retail and entertainment company headquartered in South Florida. The Company operates in Latin America and throughout the United States. Adrenalina’s operations are concentrated in three lines of business:

Entertainment: theatrical and TV film and music production and distribution

Merchandise Sales: extreme sports and adventure themed stores located in regional shopping malls, principally in Florida.

Publishing: extreme sports and music oriented periodical publishing and distribution

The consolidated financial statements include the company and all wholly-owned subsidiaries. All intercompany accounts and transactions between consolidated companies have been eliminated in consolidation. The Company consolidated the results of operations for Extreme Publishing, LLC, in which it held an 80% interest until 2006. The Company additionally consolidated the results of operations of Time Code, LLC, which was a company under common control for the year ended December 31, 2005. During 2006, the company acquired 100% ownership interest in both of these entities.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

Significant estimates inherent in the preparation of the accompanying consolidated financial statements include accounting for depreciation and amortization, film costs, goodwill, barter transactions, business combinations, the beneficial conversion feature on the convertible debenture, warrants, deferred rent, loan costs and contingencies.

Inventories

Retail Merchandise

The Company’s retail inventories in the amount of approximately $1,679,000 as of December 31, 2007 is comprised primarily of extreme sports and adventure life-style equipment and clothing, which are valued at the lower of cost or market using the weighted average cost method that approximates the first-in, first-out (“FIFO”) method.

ADRENALINA
Notes to Consolidated Financial Statements continued
Years Ended December 31, 2007 and 2006

Note 1 — Description of Business, Basis of Presentation and Summary of Significant Accounting Policies - continued

Inventories - continued

Inventory costs also include the direct cost of warehousing, handling, purchasing, and transporting the inventory to the stores. Vendor allowances, which primarily represent volume rebates and cooperative advertising funds, are recorded as a reduction of the cost of the merchandise inventories. The cost of warehousing, handling, purchasing, and transporting, as well as vendor allowances, are recognized through cost of sales when the inventories are sold.

The Company maintains a provision for estimated shrinkage based on the actual historical results of our physical inventories. The Company also records an adjustment to the value of inventory equal to the difference between the carrying value and the estimated market value, based on seasonal trends, sales activities of merchandise and assumptions about demand for products. As of December 31, 2007 the Company’s valuation allowance on retail inventories was not material.

Film Costs

The Company accounts for film costs, as well as related revenues (“film accounting”), in accordance with the guidance in SOP 00-2, that requires the exercise of judgment related to the film’s ultimate revenues.

Film costs consist of the costs of completed television episodes, completed and unreleased episodes and in process production costs, all reflected at the lower of cost, less accumulated amortization, or fair value.

As film costs are capitalized by the Company, management estimates the ultimate revenues, less additional costs to be incurred, in order to determine whether the value of a film is realizable or has been impaired. Impairment, if noted, is recorded in the period of identification. Additionally, management amortizes the existing carrying value of film costs based on the proportion of the film’s revenues recognized for each period as compared to the film’s estimated ultimate revenues.

Prior to release, management bases its estimates of ultimate revenues for each film on factors such as the historical performance of similar films, the star power of the lead actors and actresses, the rating and genre of the film. Management updates such estimates based on information available on the progress of the film’s production and, upon release, the actual results of each film. Changes in estimates of ultimate revenues from period to period affect the amount of film costs amortized in a given period and, therefore, could have an impact on the financial results for that period. A failure to adjust for a downward change in ultimate revenues estimates could result in the understatement of capitalized film costs amortization for the period. The Company recorded film cost amortization of approximately $1,008,000 and $1,275,000 in 2007 and 2006, respectively. Included in film cost amortization are film impairments primarily related to pre-release films of approximately $527,000 in 2007, there were no such impairments during 2006.

ADRENALINA
Notes to Consolidated Financial Statements continued
Years Ended December 31, 2007 and 2006

Note 1 — Description of Business, Basis of Presentation and Summary of Significant Accounting Policies - continued

Recent Accounting Standards

Accounting for Uncertainty in Income Taxes - In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of Statement of Financial Accounting Standard (“SFAS” No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the tax benefits related to tax positions that are more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 became effective for Adrenalina as of the beginning of the Company’s 2007 fiscal year. The adoption of this Interpretation did not have a material impact on the Company’s consolidated financial statements.

Fair Value Option for Financial Assets and Financial Liabilities - In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to choose to measure, on an instrument-by-instrument basis, financial instruments and certain other items at fair value, that are not currently required to be measured at fair value. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

Business Combinations - On December 4, 2007, the Financial Accounting Standards Board issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141”). SFAS 141R, changes the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items, including but not limited to: acquisition costs, non-controlling interests, acquired contingent liabilities, in-process research and development and restructuring costs. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adoption is not expected to be material to the Company’s financial statements.

Non-Controlling Interests in Consolidated Financial Statements - On December 4, 2007, the Financial Accounting Standards Board issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary in certain circumstances. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 is effective for fiscal years, and interim periods within these fiscal years, beginning on or after December 15, 2008. The impact of adoption is not expected to be material to the Company’s consolidated financial statements.

ADRENALINA
Notes to Consolidated Financial Statements continued
Years Ended December 31, 2007 and 2006

Note 1 — Description of Business, Basis of Presentation and Summary of Significant Accounting Policies - continued

Recent Accounting Standards - continued

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (SAB) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.  In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures.  SAB No. 108 is effective for the Company for its current fiscal year.  The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial statements

Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid accounts with an original maturity date of three months or less to be cash equivalents. The Company maintains bank accounts in US banks, which at times, may exceed federally insured limits.

Accounts Receivable

Accounts receivable, including credit card receivables, represent amounts currently due to the Company under contractual obligations or for services performed. When necessary, the Company evaluates and maintains an allowance for these accounts to reduce such balances to the amount deemed collectible. At December 31, 2007, the Company recorded an allowance for doubtful accounts of approximately $2,100.

Investments in Securities Available for Sale

The Company’s investments in marketable securities are classified as available for sale, reported at fair market value, and unrealized gains and losses (if any) would be reported as a component of other comprehensive income. Recognized gains and losses from sales of marketable securities or permanent declines in value, if any, are reported in other income and expense as incurred. As of December 31, 2007, the difference between the costs and fair value of these securities was not material to the financial statements.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight line method over the estimated useful lives of the related assets, ranging from 3 - 10 years, or over the lesser of the term of the lease or the estimated useful life of the assets under lease. Normal repairs and maintenance are expensed as incurred whereas significant improvements which materially increase values or extend useful lives are capitalized and depreciated over the remaining estimated useful lives of the related assets.

ADRENALINA
Notes to Consolidated Financial Statements continued
Years Ended December 31, 2007 and 2006

Note 1 — Description of Business, Basis of Presentation and Summary of Significant Accounting Policies - continued

Summary of Significant Accounting Policies - continued

Intangible Assets

As a creator and distributor of branded information and copyrighted products, Adrenalina has intangible assets consisting of: copyrighted products and trademarks.

Costs incurred to create or extend brands, such as magazine titles, generally result in losses over an extended development period and are recognized as a reduction of income as incurred. Intangible assets acquired, including those acquired as part of business combinations, accounted for under the purchase method of accounting, are recorded at fair value on the Company’s consolidated balance sheet.

Impairment of Long-Lived Assets and Intangible Assets

The Company reviews the carrying value of its long-lived assets, including indefinite-lived intangible assets consisting primarily of trademarks and brand names, whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the assets by estimating the future net cash flows expected to result from the assets, including eventual disposition. If the future net cash flows are less than the carrying value of the assets, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value.

During 2006 the Company temporarily stopped publication and distribution of its magazine Extremo Surf after the first two quarter sales fell below expected results. This decline, coupled with the near-term financial forecasts, resulted in an estimated fair value that was considerably lower than the carrying value of the reporting unit.  As a result the Company recorded an impairment charge for the full value of goodwill $97,500, related to the purchase of this magazine.

Warranty Cost

The products sold in the Company’s stores are covered by various manufacturer warranty provisions. The Company generally does not record a liability for defective products refunds or claims. Warranty expense and product returns were not material the financial statements.

Pre-opening Costs

Costs incurred in connection with retail locations prior to the opening of a retail store, which consisted primarily of payroll, training, marketing, rent, travel and supplies, are expensed as incurred.

ADRENALINA
Notes to Consolidated Financial Statements continued
Years Ended December 31, 2007 and 2006

Note 1 — Description of Business, Basis of Presentation and Summary of Significant Accounting Policies - continued

Summary of Significant Accounting Policies -continued

Leases

The Company leases its main office, warehouse and store locations. Certain leases contain scheduled rent increases, construction allowances and may include an initial period of free or reduced rent as an inducement to enter into the lease agreement (“rent holidays”). The company recognizes rental expense for scheduled rent increases, construction allowances and rent holidays on a straight-line basis over the terms of the underlying leases. The calculation of straight-line rent is based on the “reasonably assured” lease term as defined in SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases - an amendment of FASB Statements No. 13, 66 and 91 and a rescission of SFAS Statement No. 26 and Technical Bulletin No. 79-11. This amended definition of the lease term may exceed the initial non-cancelable lease term.

Revenue Recognition

Retail

Revenue for sales of merchandise is recognized when merchandise is sold and delivered to the customer. The Company maintains a reserve for product returns and discounts. Retail revenue also includes income from its point-of-sale entertainment attraction, the Flow Rider ®. Revenue, from the FlowRider ® is recorded at the time services are provided to the customer. Retail revenue is reported net of sales tax which amounted to approximately $149,000 and $29,000 in 2007 and 2006, respectively.

Film

Television entertainment series are produced for foreign or domestic cable and syndicated television markets. Revenues from the distribution of television product are recognized when the following criteria are met: persuasive evidence of a sale or licensing arrangement exists; the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery; the license period of the arrangement has begun and the Company can begin its exploitation, exhibition, or sale; the arrangement fee is fixed or determinable, and; collection of the arrangement fee is reasonably assured.

ADRENALINA
Notes to Consolidated Financial Statements continued
Years Ended December 31, 2007 and 2006

Note 1 — Description of Business, Basis of Presentation and Summary of Significant Accounting Policies - continued

Summary of Significant Accounting Policies -continued

Revenue Recognition - contined

Barter

In the normal course of operations, the Company enters into barter transactions whereby it exchanges programming product for advertising time that it can use or resell. The advertising time is provided by broadcasting companies in the United States and Central and South America. These transactions are valued at the fair value of the related programming products based on comparable arrangements in the broadcast areas. These transactions are accounted for at the time the programming is broadcast and the advertising is used.

During the years ended December 31, 2007 and 2006, the total value of the recorded barter transactions was $337,600 and $241,050, respectively.

Publishing

Magazine advertising revenues are recognized at the magazine cover date. Magazine sales revenues are primarily generated from bulk orders from retail outlets such as newsstands, supermarkets and convenience stores. Revenues from these sales are recorded when the magazines are placed with the vendor, less an allowance for returns. At December 31, 2007 the Company recorded an allowance for returns of 88.8% or $39,141 for all open issues.

Gift Cards

Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote. At December 31, 2007 the Company had recorded gift card liabilities of approximately $43,000.

Shipping Costs

Shipping and handling costs, generally related to merchandise sales over the internet, are included in cost of revenues. Shipping and handling costs invoiced to customers, if any, are included in revenues.

Advertising Costs

The Company expenses advertising costs when incurred. Advertising expense paid to third parties during the years ended December 31, 2007 and 2006 was $127,306 and $159,538, respectively. Additionally the Company included in advertising expense bartered transactions with broadcasters, whereas the Company provides its film for broadcast and receives in return air time which is used to promote their products. During the year ended December 31, 2007 the Company received 884 minutes of ad space valued at $252,000. These costs and associated revenues are recorded in the consolidated statement of operations. There were no similar transactions during 2006.

ADRENALINA
Notes to Consolidated Financial Statements continued
Years Ended December 31, 2007 and 2006

Note 1 — Description of Business, Basis of Presentation and Summary of Significant Accounting Policies - continued

Summary of Significant Accounting Policies - continued

Convertible Debenture

The Company issued a convertible debenture with a beneficial conversion feature whereby the conversion feature is “in the money” in accordance with guidance supplied by Emerging Issues Task Force (“EITF”) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF No. 00-27, “Application of Issue EITF No. 98-5 to Certain Convertible Instruments”.

The beneficial conversion feature was recorded at fair value as a debt discount. The Company also issued warrants in connection with the convertible debt. The debt discount will be amortized to interest expense over the term of the debt. The recorded debt discount was calculated at the issuance date as the difference between the conversion price and the relative fair value of the common stock and warrants into which the security is convertible or exercisable.

Income Taxes

During 2006, the Company was structured as a limited liability company, whereby its taxable income or loss was allocated to member’s income in accordance with their respective percentage ownership. Therefore, during 2006, no provision or liability for taxes was included in the consolidated financial statements.

Subsequent to October 26, 2007 the Company recognized deferred tax assets and liabilities for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

Earnings per share

Basic and diluted loss per common share have been computed by dividing the losses applicable to common stock by the weighted average number of basic and diluted common shares outstanding. The Company’s basic and fully diluted EPS calculation for fiscal years 2006 and 2007 are the same as the increased number of shares that would be included in the dilutive calculation from assumed exercise of common stock equivalents would have been antidilutive as a result of the net loss in each of the years shown.

ADRENALINA
Notes to Consolidated Financial Statements continued
Years Ended December 31, 2007 and 2006

Note 1 — Description of Business, Basis of Presentation and Summary of Significant Accounting Policies - continued

Summary of Significant Accounting Policies - continued

Comprehensive Income

Comprehensive income is generally defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Items that are to be recognized under accounting standards as components of comprehensive income are displayed in statements of shareholders' equity. The Company had no material components of comprehensive income to be reclassified at December 31, 2007 and 2006.

Reclassifications

Certain amounts from prior consolidated financial statements and related notes have been reclassified to conform to current year presentation.

Note 2 — Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has significant operating losses in 2007 and 2006 which raise substantial doubt about the Company’s ability to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses of approximately $5,767,000 and $3,065,700 in 2007 and 2006, respectively. Additionally, the Company has used cash flows in operations of approximately $4,054,100 and $2,076,800 in 2007 and 2006, respectively. The operations of the Company have been funded through related party borrowings, contributed capital and a convertible debenture. Management’s plans to generate cash flow include expanding the Company’s operations through additional store openings and raising additional capital through debt or equity offerings in an effort to fund the Company’s anticipated expansion. There is no assurance additional capital or debt financing will be available to the Company on acceptable terms. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 — Business Combinations

Time Code, LLC

Effective January 1, 2006, all the members’ interests of Time Code, LLC were contributed to the Company. This contribution was recorded as a statutory pooling of interest.

ADRENALINA
Notes to Consolidated Financial Statements continued
Years Ended December 31, 2007 and 2006

Note 4 — Investments in Securities Available for Sale

At December 31, 2007 investments in securities available for sale was comprised of $27,773 of marketable common stock. The difference between the Company’s cost and fair value was diminimus and therefore the Company did not record and unrealized gain or loss.

Note 5 — Film Costs

Film costs at December 31, 2007 consisted of the following:

2007
Film costs - television:
Released	$2,073,017
Less: Accumulated amortization	(1,976,217)

Total film costs	$96,800

During 2007, the Company invested $500,000 to jointly finance a theatrical film production. The substance of this arrangement is that the Company and other third-party investors own an interest in the film and will share economic results with the film producer. The film was released in February 2008, with minimal public and commercial success. Accordingly, as of December 31, 2007, the Company recorded an impairment loss of $500,000, representing the full amount invested, which is included in amortization expense in the accompanying consolidated statement of operations.

Total amortization of film costs was approximately $1,008,000 and $1,275,000 for the years ended December 31, 2007 and 2006, respectively.

Approximately $481,000 of the film costs of released and completed and not released television product were amortized during the year ending December 31, 2007.

Note 6 — Property and Equipment

Major categories of property and equipment at December 31, 2007 were as follows:

2007
Leasehold improvements	$2,243,998
Furniture, fixtures and equipment	1,665,759
Software	90,978
Vehicles	15,000
Construction in process	35,929
Deposits on FlowRider ® equipment purchase contracts	1,336,500
5,388,164
Less: accumulated depreciation and amortization	424,244

Total property and equipment	$4,963,920

Depreciation expense totaled approximately $320,000 and $106,000 for the years ended December 31, 2007 and 2006, respectively.

ADRENALINA
Notes to Consolidated Financial Statements continued
Years Ended December 31, 2007 and 2006

Note 7 — Intangible Assets

Trademarks and licensing agreements with indefinite and determinable lives for the years ended December 31, 2007 and 2006 were as follows:

	Lives	2007
Trademarks:
Adrenalina®	Indefinite	$230,000
Licensing Agreements	5 Years	40,000

Total		270,000
Less accumulated amortization		21,556

		$248,444

The Company anticipates that the future amortization of its licensing rights will approximate $8,000 for the years ended December 31, 2008, 2009 and $2,444 for December 31, 2010.

Note 8 — Long-term Debt

Related party note

On November 1, 2007 the Company issued a $3,294,267, 5% note payable to a shareholder, with monthly payments of $94,122 commencing on November 1, 2010 and continuing monthly through October 2013, when the balance of unpaid principal and interest is due.

Convertible debenture

On December 3, 2007, the Company issued a note for a 5% Senior Secured Convertible Debenture in the principal amount of $3,000,000, with quarterly interest payments commencing in February 2008. Principal amounts under this debenture are payable in 18 equal monthly installments commencing the 12th month following the issuance date. The Company may also elect to make principal payments in shares of common stock if there exists an effective registration statement with respect to the shares issuable upon conversion of the Debenture. If the Company elects to make principal payments in common stock, the conversion rate will be the lesser of the then effective conversion price (see below) or 88% of the volume weighted average price for the ten consecutive trading days ending immediately prior to the applicable date a principal payment is due.

The balance of any accrued or unpaid principle is due and payable 30 months after the closing date. Interest is payable quarterly commencing three months from the closing date.

At any time during the life of the loan the holder may convert this debenture into shares of the Company’s common stock at a fixed conversion price of $0.75, subject to adjustment in the event that the Company issues new common stock at a price below the conversion price.

ADRENALINA
Notes to Consolidated Financial Statements continued
Years Ended December 31, 2007 and 2006

Note 8 — Long-term Debt - continued

Following the effective date of the registration statement filed in connection with the shares, the Company may force conversion of the debenture if the market price of their common stock is at least $2.75 for any 20 out of 30 consecutive trading days. The Company may also prepay the debenture in cash at 115% of the then outstanding principal balance provided there is a registration statement in effect with respect to the shares issuable upon conversion of the debenture.

This debenture ranks senior to all of the Company’s current and future indebtedness and is secured by substantially all of the Company’s assets.

In connection with the financing transaction, the Company also issued five-year warrants to purchase 4,000,000 shares of common stock at $2.00 per share. The exercise price of these warrants is subject to full ratchet anti-dilution rights in the event that the Company issues securities at less than $1.38 per share.

Since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature amounting to approximately $245,000 was recorded as a debt discount and will be amortized to interest over the life of the debenture, in accordance with EITF No. 00-27.

The interest expense for the amortization of aggregate debt discount through December 31, 2007 was approximately $22,000. The Company’s annualized effective rate on this instrument approximates 22.5%, inclusive of the 5% stated rate in the note.

Maturities of the Company’s long term debt for the next five years are as follows:

2008	$-
2009	1,166,670
2010	2,021,575
2011	1,129,463
2012	1,129,463
Thereafter	847,097
Total	$6,294,267

ADRENALINA
Notes to Consolidated Financial Statements continued
Years Ended December 31, 2007 and 2006

Note 9 — Commitments and Contingencies

Operating Leases

The Company’s rent expense amounted to approximately $1,489,000 and $321,000 for the years ended December 31, 2007 and 2006, respectively. The Company has various long-term noncancelable lease commitments certain of which are guaranteed by officers and shareholders of the Company, for its offices, warehouse and stores which expire through 2018. The minimum rental commitments under noncancelable long-term operating leases during the next five years are as follows:

2008	$1,587,474
2009	2,689,671
2010	2,773,088
2011	2,806,996
2012	2,816,663
Thereafter	15,004,725

Total	$27,678,617

Capital Commitments

FlowRider ®

Effective April 2007, the Company entered into an exclusive five year agreement to acquire thirty-six FlowRider®, water-themed entertainment units for placement in its future mall-based retail shops in an aggregate amount approximating $21,420,000. The agreement is subject to a performance schedule governing order timing and equipment deposits. Non-refundable deposits placed as of December 31, 2007 were $1,336,500.

Retail Locations

At December 31, 2007, the Company had signed lease and construction agreements to develop five new retail locations. Capital commitments under these agreements were approximately $6.8 million.

ADRENALINA
Notes to Consolidated Financial Statements continued
Years Ended December 31, 2007 and 2006

Note 9 — Commitments and Contingencies - continued

Litigation

The Company is involved in various claims and legal proceedings in the ordinary course of its business activities. The Company believes that any potential liability associated with the ultimate outcome of these matters will not have a material adverse effect on its financial position or results of operations.

Convertible Debenture

On November 30, 2007, the Company issued a $3,000,000 convertible debenture and 4,000,000 detachable warrants. Under the terms of a Registration Rights Agreement, the resale registration statement was to be filed with the SEC not later than 90 days from the closing date of the transaction, and be declared effective by the SEC not later than 180 days from the closing date. Failure to meet this deadline could result in the Company incurring certain payment obligations (the “Registration Damages”) amounting to 2% of the aggregate purchase price of the convertible debenture and warrants per month, pro rated for partial periods. As of April 15, 2008 the Company’s registration filing with the SEC had not been declared effective.

Note 10 — Related Party Transactions

Advertising Revenue

During 2007 and 2006, the Company sold advertising to Parlux, Inc, a company whose Chairman and CEO was also a 67.7% shareholder of Adrenalina. These advertising revenues amounting to approximately $282,000 and $1,547,000, respectively, represent a significant portion of the Company’s total revenues for the two years ended December 31, 2007 and 2006, respectively.

Related Party Notes Receivable

During 2006, the Company advanced $239,300 to an unconsolidated affiliate; this note was repaid during 2007.

During 2006, the Company entered into a joint venture with a related party to develop property. The Company advanced $1,250,000 to the venture, in the form of a non-interest bearing, convertible, demand note. During the fourth quarter of 2006, the Company opted not to convert the note to shares in the joint venture; this note was repaid during 2007.

Shareholder Advances

During 2006 and 2007 certain shareholders of the Company provided working capital through short term advances. These advances generally do not bear interest and are payable on demand.

On November 1, 2007, the Company issued a 5%, $3,294,267 note to a shareholder. (see note 8)

ADRENALINA
Notes to Consolidated Financial Statements continued
Years Ended December 31, 2007 and 2006

Note 11 — Concentration of Risk

Major Customer

A substantial portion of the Company’s entertainment revenues was earned from one customer. Revenue from this customer totaled approximately $282,000 or 42% and $1,547,000 or 87%, of entertainment revenues and 9% and 65% of total revenues for the years ended December 31, 2007 and 2006, respectively. At December 31, 2007 amounts receivable from this customer totaled $0. In March 2007, the Company ended the contract it held with this major customer.

Vendor Concentration

During 2007, retail inventories supplied by one vendor constituted approximately 25% of total purchases and 35% of total inventory. During 2006 none of the Company’s top five vendors constituted more than 10% of the Company’s purchases or inventory.

FlowRider ®

Sales for the use of the FlowRider ® amounted to approximately $419,000 and $58,000 for the years ended December 31, 2007 and 2006, respectively. These sales represented 17.4% and 13.7% of retail revenues and 12.9% and 2.4% of total revenues for the years ended December 31, 2007 and 2006, respectively.

Note 12 — Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at December 31, 2007:

	2007
(Amounts in thousands)	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	$445	$445
Investments	28	28
Accounts receivable, net	35	35
Liabilities:
Accounts payable and accrued liabilities	1,107	1,107
Related party note payable convertible debenture and shareholder advances	5,436	5,436

The fair value of cash and cash equivalents approximates the carrying amount due to the short maturity of those instruments.

The fair value of the Company’s debt approximates carrying value based on the black-scholes modeling used to determine its value.

The fair value of the Company’s accounts receivable and accounts payable approximate their carrying value due to the relatively short maturities.

ADRENALINA
Notes to Consolidated Financial Statements continued
Years Ended December 31, 2007 and 2006

Note 13 — Income Taxes

Year ended December 31, 2007
Loss from operations	$5,766,953
Loss attributable to members prior to reverse merger	(4,479,796)
Post merger corporate loss from operations	1,287,157

The difference between the tax benefit rate and the statutory benefit rate is as follows:

December 31, 2007
Statutory benefit rate	34.0%
Change in valuation allowance on net operating
loss carry-forwards	(34.0%)
Effective tax benefit rate	-

The tax effects of temporary differences that give rise to significant portions of the deferred tax benefit as of December 31, 2007 are presented below:

December 31, 2007
Deferred tax asset:
U.S. federal deferred	$274,600
State	47,300
321,900
Deferred tax liability
U.S. federal deferred	(127,800)
State	(23,600)
(151,400)
Subtotal	170,500
Less: valuation allowance	(170,500)

Benefit for income taxes	$-

The Company has fully reserved its U.S. net deferred tax assets in 2007 and 2006 due to the uncertainty of future taxable income. The Company has U.S. net operating loss carry-forwards of approximately $807,900 which will expire in 2027 and the Company’s State net operating loss carry-forwards of approximately $860,200 will expire in 2027.

ADRENALINA
Notes to Consolidated Financial Statements continued
Years Ended December 31, 2007 and 2006

Note 13 — Income Taxes - continued

The timing and manner in which we may utilize the net operating loss carry-forwards in future tax years will be limited by the amounts and timing of future taxable income and the application of ownership change rules under Section 382 of the Internal Revenue Code. At December 31, 2007 the Company’s deferred tax assets did not include any tax carry-forwards prior to the change of ownership.

As of January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 Accounting for Income Taxes.” The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense. There was an insignificant amount of interest expense accrued or recognized related to income taxes for the twelve months ended December 31, 2007. There was an insignificant amount of selling, general and administrative expense related to penalties accrued or recognized for the same period. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for the twelve-months ended December 31, 2007, or during the prior three years applicable under FIN 48. The Company has determined it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within twelve months of the adoption of FIN 48. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

Note 14 — Warrants

On December 3, 2007 and in connection with the convertible debentures, the Company issued five-year warrants to purchase 4,000,000 shares of common stock at $2.00 per share. The exercise price of these warrants is subject to full ratchet anti-dilution rights in the event that the Company issues securities at less than $1.38 per share. The warrants vested immediately and expire in five years.

The fair value of these warrants was estimated at approximately $1,056,000 based on the Black-Scholes option pricing model using the following assumptions: a risk free rate of 3.89%, an expected life of 3 years, a volatility factor of 69% and an expected dividend yield of 0%. This value was recorded to debt discount and is being amortized as interest expense over the period the debt is outstanding (see Note 8).

Note 15 — Earnings per Share and Potential Dilution

The earnings per share (basic and diluted) in the consolidated statement of operations are equal in amounts because the assumed exercise of common stock equivalents would be anti-dilutive, and because a net loss was reported for each period. Common shares that have been excluded from the computation of diluted loss per common share consist of the following:

	2007	2006
Warrants issued in relation to
debt arrangement (see Note 14)	612,770	-
Shares issuable under convertible
debentures (see Note 8)	-	-
Total antidillutive securities excluded from EPS	612,770	-

ADRENALINA
Notes to Consolidated Financial Statements continued
Years Ended December 31, 2007 and 2006

Note 16 — Restatement of Consolidated Financial Statements

During the preparation of the 2007 financial statements, the Company discovered it had made an error in the prior period related to the accounting for film costs.  The Company determined that it had inadvertently included excess income in its calculation of ultimate revenue as defined in SOP 00-2 that extended the life of the existing libraries beyond their realizable lives.  This error resulted in the overstatement of the 2006 film costs and the understatement of the Company’s net loss by approximately $621,000.

For financial reporting purposes, this error has been accounted for as a prior period adjustment in accordance with Statement of Financial Accounting Standard (SFAS) No. 154, “Accounting for Changes and Error Corrections”.  The Company has restated the 2006 consolidated statements of operations, cash flows and equity.

Effects of Restatement

The effects of the restatement on loss attributable to common shareholders for the year ended December 31, 2006 and the accumulated deficit as of January 1, 2007 are summarized as follows:
Net loss attributable to common
shareholder, as previously reported	$(2,444,609)
Error related to the amortization of Film Costs	(621,090)
As restated	$(3,065,699)
Accumulated deficit, as previously reported	$(3,019,845)
Error related to the amortization of Film Costs	(621,090)
As restated	$(3,640,935)

ADRENALINA
Notes to Consolidated Financial Statements continued
Years Ended December 31, 2007 and 2006

Note 16 — Restatement of Consolidated Financial Statements - continued

Revenue and Expense Adjustments

Set forth below are the condensed adjustments to the Company’s previously issued consolidated statement of operation for the year ended December 31, 2006 (amounts in thousands, except for loss per share):

	As previously		As
	Reported	Adjustments	Reported
Total Revenues	$2,374	$-	$2,374
Total cost of revenue	1,168	-	1,168
Gross Profit	1,206	-	1,206
Selling, general and administrative	2,810	-	2,810
Depreciation and amortization	663	621	1,381
Other expense	81	-	81
Net loss	$(2,445)	$(621)	$(3,066)
Net loss per share	$(.14)	$(.03)	$(.17)
Common shares used in calculation	18,000	-	18,000

Cash Flow Adjustments

Set forth below are the condensed adjustments to the Company’s previously issued consolidated statement of cash flows for the year ended December 31, 2006:

	As previously		As
	Reported	Adjustments	Reported
Net loss	$(2,445)	$(621)	$(3,066)
Adjustments to reconcile net loss to net
cash used in operations:
Depreciation and amortization	663	621	1,381
Impairment loss	98	-	98
Changes in operating assets and liabilities
which provided (used) cash:
Accounts receivable	(50)	-	(50)
Merchandise inventories	(742)	-	(742)
Prepaid expenses and other assets	(52)	-	(52)
Accounts payable and accrued liabilities	354	-	353
Total adjustments	368	621	988
Net Cash used in Operating Activities	(2,166)	-	(2,076)

ADRENALINA
Notes to Consolidated Financial Statements continued
Years Ended December 31, 2007 and 2006

Note 16 — Restatement of Consolidated Financial Statements - continued

Cash Flow Adjustments - continued
	As previously		As
	Reported	Adjustments	Reported
Cash Flows from Investing Activities:
Incurred film cost	(853)	-	(853)
Purchase of property and equipment	(1772)	-	(1,492)
Net Cash Used in Investing Activities:	(2625)	-	(2,625)
Cash Flows from Financing Activities:
Proceeds from related party advance	251	-	251
Repayment of short-term related party note	(35)	-	(35)
Issuance of affiliate note receivable	(1,493)	-	(1,493)
Proceeds from member note	5,487	-	5,487
Net Cash Provided by Financing Activities:	4,210	-	4,210
Decrease in Cash and Cash Equivalents	(491)	-	(491)
Cash and Cash Equivalents -
Beginning of the Year	789	-	789
Cash and Cash Equivalents - End of the Year	$298	$-	$298

Note 17 — Subsequent Events

Convertible Debenture

On February 28, 2008, the Company issued a $2,500,000 Original Issue Discount 5% Senior Secured Convertible Debenture.

In connection with the financing transaction, the Company issued five-year warrants to purchase 3,333,333 shares of the Company’s common stock at $2.00 per share

The Company also entered into a registration rights agreement with the investors that requires the Company to register the shares issuable upon conversion of the Debenture and exercise of the Warrants on the later of (a) the 45th calendar day following the closing date of the offering and (b) the 30th calendar day following the date that the Company’s registration statement in connection with an offering made in November 2007 is declared effective by the Securities and Exchange Commission. If the registration statement is not filed within that time period or is not declared effective within 90 days after the closing date (180 days in the event of a full review by the Securities and Exchange Commission), the Company will be required to pay liquidated damages in cash in an amount equal to 2% of the total subscription amount for every month that the Company fails to attain a timely filing or effectiveness, as the case may be. From the three month anniversary of the closing date the liquidated damages will be lowered to 1.5% per month.

ADRENALINA
Notes to Consolidated Financial Statements continued
Years Ended December 31, 2007 and 2006

Note 17 — Subsequent Events - continued

Stock Options

On February 21, 2008, the Board of Directors granted five-year options to purchase 20,000 shares of common stock at $1.50 per share to certain members of the Board.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Effective on or about October 26, 2007, our Board of Directors dismissed Moore & Associates Chartered ("Moore") as our independent auditors. On or about October 26, 2007, our Board of Directors engaged Goldstein Schechter Koch, PA, Miami, Florida to serve as our registrant's independent registered public accounting firm and to audit our financial statements for the years ended December 31, 2007 and 2006.

During our prior fiscal year and the period from March 28, 2007 (inception), through the date of dismissal, there were no disagreements with Moore on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Moore would have caused it to make reference thereto in its reports on our financial statements. In addition, for the same periods, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

Moore's report on our financial statements for the year ended April 30, 2007 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the report indicated that there was a substantial doubt as to our ability to continue as a going concern and that the financial statements did not include any adjustments that might result from the outcome of this uncertainty.

ITEM 8(T). CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.

As of December 31, 2007, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Annual Report on Form 10-KSB present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We are currently taking steps to remediate such material weakness as described below.

Since we do not have a formal audit committee, our Board of Directors oversees the responsibilities of the audit committee. The Board is fully aware that the Company’s disclosure controls and procedures were not effective as of December 31, 2007, because of the identification of the material weaknesses in internal control over financial reporting described below.

(b) Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets

•
Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of December 31, 2007.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2007:

1.
Lack of sufficient resources in our accounting and finance organization. The Company did not maintain a sufficient complement of personnel to maintain an appropriate accounting and financial reporting structure to support the activities of the Company. As of December 31, 2007, the Company had an insufficient number of personnel with clearly delineated and documented responsibilities in order to timely prepare and file its year-end financial statements and Annual Report on Form 10-KSB. Due to the Company’s limited resources, it has had to rely on an outside consultant to perform period closings and key reconciliations of the Company’s transactions and accounts, and a second outside accountant to prepare its annual financial statements in anticipation of the audit by the independent certified public accoutants. In addition, the Company’s Chief Financial Officer is responsible for preparing or compiling certain critical portions of the annual financial information and is often responsible for performing the final review of this information. These represent a material weakness in design of internal controls over financial reporting. Due to the potential pervasive effect on the financial statements and disclosures and the absence of other mitigating controls there is a more than remote likelihood that a material misstatement of the annual financial statements could occur and not be prevented or detected. This material weakness has also contributed to the material weaknesses in Nos. 2 and 3 below

2.
Lack of sufficient resources to provide for suitable segregation of duties. Specifically, in connection with the lack of sufficient accounting and finance resources described in material weakness No. 1 above, certain financial and accounting personnel had incompatible duties that permitted creation, review, processing and potential management override of certain financial data with limited independent review and authorization affecting cash, inventory, accounts payable and accounts receivable. The increase in the Company’s administrative staffing has not been commensurate with the rapid growth in the volume of business transactions. These represent a material weakness in design of internal controls over financial reporting. Due to the potential pervasive effect on the financial statements and disclosures and the absence of other mitigating controls there is a more than remote likelihood that a material misstatement of the annual financial statements could occur and not be prevented or detected.

3.
Inadequate access controls with regard to computer master file information. Specifically, certain of the Company’s personnel in accounts payable, accounts receivable and inventory had access and could make changes to master files without approval. The internal controls were not adequately designed. Due to the potential pervasive effect on the financial statements and disclosures and the absence of other mitigating controls there is a more than remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected.

4.
Inadequate controls over the processing of certain expenses. Costs relating to the Company’s products and services are a significant cost of operations. The internal controls were not adequately designed or operating in a manner to establish specific controls to ensure that all expenses were approved and processed on a timely basis. This material weakness is the result of aggregate deficiencies in internal control activities and could result in a material misstatement of financial statements that would not be prevented or detected.

5.
Inadequate controls over the processing of adjustments to accrued expense. The internal controls over accrued expenses, period accruals and adjustments, were not adequately designed or operating in a manner to effectively support the expenditure cycle. Certain adjustments were processed without proper approval, or the Company’s procedures did not specifically document the approvals that would be required. This material weakness is the result of aggregate deficiencies in internal control activities and could result in a material misstatement of the accrued expenses and operating expenditures that would not be prevented or detected.

6.
Inadequate controls over the measurement and adjustments to Capitalized Film Costs. The Company did not have in place adequate processes and procedures for measuring and evaluating capitalized film costs under the ultimate revenues method of accounting. This material weakness resulted in a restatement of our 2006 consolidated financial statements

7.
Inadequate Safeguards of Personnel Files and Customer Information. The Company did not have in place adequate physical safeguards to prevent an employee from gaining access to sensitive customer information and employee records.

8.
Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

9.	Fraud Prevention and Detection. In conjunction with the lack of segregation of duties, the company did not institute specific anti-fraud controls.

10.	Whistle Blower Policy. The company did not institute, as of December 31, 2007, a whistle-blower policy and procedure as required by Section 301 of the Sarbanes-Oxley Act.

11.
Written Policies and Procedures. The Company did not have any written policies or procedures that cover the Board of Director, Management or its Employees. Currently the Company lacks any written policy regarding the following:

a)	Code of Ethics

b)	Management and Board over-site

c)	Employee responsibilities

d)	Program application and other IT applications

e)	Data security and Customer Information

f)	Fraud prevention and detection

As a result of these material weaknesses described above, management has concluded that, as of December 31, 2007, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

We intend to initiate measures to remediate the identified material weaknesses through various means including, but not necessarily limited to, the following:

•	Applying a more rigorous review of the quarterly close processes to ensure that the performance of the control is evidenced through appropriate documentation which is consistently maintained

•
Evaluating necessary changes to our process of advancing funds relating to purchase agreements and the establishment of a formalized process to ensure key controls are identified, control design is appropriate, and appropriate evidentiary documentation is maintained throughout the process.

•	Establishing a more formal review process by the board members to reduce the risk of fraud and financial misstatements.

•
Draft a whistle-blower policy in conjunction with expanded governance policies and will compile specific procedures for management and directors to independently investigate and resolve any issues or concerns raised. Management expects that the specific procedures will be in place during the second quarter of 2008. Further the board has been expanded and additional personnel appointed to address these policies.

•	The Company is in the process of hiring experienced financial personnel to assume certain of the responsibilities presently performed by the Chief Financial Officer.

•	The Company has implemented physical safeguards to prevent an employee from gaining access to sensitive customer information and employee records.

•	The Company is in the process of writing policies or procedures that will cover the Board of Director, Management or its Employees.

During the fiscal quarter ended December 31, 2007, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Position
Ilia Lekach	58	Chairman and Chief Executive Officer
Jeffrey Geller	34	President, Chief Financial Officer, Chief Operating Officer and Director
Jonathan Abenhaim	31	Senior Vice President-Media Operations
Joseph Bouhadana	37	Director
Neil Florin	41	Director

Ilia Lekach has been Chairman and Chief Executive Officer of LQD Adrenalina since February 2007. From 1994 to 2007 Mr. Lekach was Chief Executive Officer of Parlux Fragrances, a manufacturer and distributor of prestige fragrances and beauty related products. He studied Industrial Engineering at Louisiana State University for two years; then transferred to the University of Miami.

Jeffrey Geller was one of the founders of LQD Adrenalina and has been its President, Chief Financial Officer and Chief Operating Officer since September 2004. Mr. Geller was President and COO of Perfumania, Inc (NASDAQ:ECMV) from 2000 to 2004. Mr. Geller graduated from Tulane University in 1994 earning a bachelors degree in science with a Major in Engineering and a Minor in Business Administration.

Jonathan Abenhaim has been Senior Vice President-Media Operations of LQD Adrenalina since 2004. From 2000 to 2004 he was employed as a food and beverage manager at the Tides Hotel in South Beach, Florida, working closely with major public relation firms and developing strong relationships in the marketing and media arenas. From the Tides, Mr. Abenhaim moved on to the Turnberry Resort and Club holding the position of Director of Restaurants. His entrepreneurial spirit led him to leave the Turnberry Hotel and open up his own company Eben Inc., developing a new concept in quality fast food. Sensing an opportunity to fill a void in the Hispanic media distribution industry, Mr. Abenhaim sold Eben Inc. and created Indika Media Group, which was acquired by Adrenalina in January of 2005. Mr. Abenhaim holds an International Marketing degree from Bay State College in Boston, MA.

Joseph Bouhadana has been a director since October 2007. Mr. Bouhadana has served as Corporate IT Director for INTCOMEX Group, the largest IT distributor of branded computer components, generic accessories and networking peripherals in Latin America and Caribbean regions with thirteen offices in ten countries, since January 2005. Prior thereto, Mr. Bouhadana served as Vice President of Information Technology of IFX Network & Tutopia.com, a privately owned Internet service provider with a presence in nine countries in Latin America, from September 2000 to January 2005. Mr. Bouhadana, was appointed in 2002 to the Board of Directors of Perfumania (ECMV) as an independent board member, member of the Audit, Compensation and Stock Option Committees. Mr. Bouhadana received his Master in computer science and BBA from the University of Montreal, Canada.

Neil Florin has been a director since February 2008. Mr. Florin received a Bachelors of Arts Degree from S.U.N.Y. Binghamton in 1988 and a Juris Doctor Degree from Emory University in 1991.  He was a trial lawyer for the Law Firm of Chaikin and Sherman, P.C. from 1991-1999. He has been the chief executive officer of South Florida Vending, Inc., The Java Market, Inc. and AST Media since 1999.  South Florida Vending, Inc. is a full service vending company that services over 1200 customers in South Florida.  Java Market, Inc. is a coffee service company that provides full service office coffee service and specializes in our private label "The Java Market".  AST Media operates scrolling media trucks in South Florida.

The officers of the Company hold office until their successors are elected and qualified or until their death, resignation or removal.

None of the directors have been paid any compensation for the services provided for us.

Code of Ethics

The Company has not adopted a Code of Ethics as required by Section 406 of the Sarbanes Oxley Act.

Audit Committee and Financial Expert

The Company does not have a formal audit committee. Our Board of Directors as a group acts in the capacity as the audit committee. There were no audit committee meetings held during 2007. Financial information relating to the audited financial statements for the years ended December 31, 2007 and 2006 were provided to each member of the board in which any concerns by the members were directed to management and the auditors.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and those persons who beneficially own more than 10% of the Company’s outstanding shares of common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors, and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Since they joined the Company in October 2007, not all of the Section 16(a) filing requirements that are applicable to our officers, directors and greater than 10% beneficial owners were complied with. The Company is in the process of assisting these individuals in their compliance with Section 16.

ITEM 11. EXECUTIVE COMPENSATION

2007 Summary Compensation Table

The table below summarizes the total compensation paid or earned by the Company’s Chief Executive Officer, and two other most highly compensated executive officers for the year ended December 31, 2007, the Company’s first year operation. In accordance with the rules of the Securities and Exchange Commission, the table omits columns that are not relevant.

Name and principal position (a)	Year (b)	Salary* ($) (c)	Total ($) (j)
Ilia Lekach	2007	23,629	23,629
Jeffrey Geller	2007	360,000	360,000
Yonatan Feldman (1)	2007	130,000	130,000

•
For each person, consists of compensation paid during the entire year, including salaries paid by Adrenalina prior to the completion of the reverse merger. Prior to the reverse merger, we paid no compensation to any officer or director.

(1)	Yonathan Feldman is no longer an employee of the Company

DIRECTOR COMPENSATION  *
(During Last Completed Fiscal Year)

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d) (4)	Total ($) (j)
Joseph Bouhadana	$-0-	$-0-	$-0-	$-0-
Bryan Feldman (2)	$-0-	$-0-	$-0-	$-0-

 * In accordance with the rules promulgated by the Securities and Exchange Commission, certain columns relating to information that is not applicable have been omitted from this table.

(2) Mr. Feldman is no longer a director of the Company.

Pension Benefits

None of the Company’s named executive officers are covered by a defined pension plan, defined contribution plan, or other similar benefit plan that provides for payments or other benefits.

Nonqualified Defined Contribution And Other Nonqualified Deferred Compensation Plans

The Company does not maintain any nonqualified compensation plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of April 1, 2008 regarding the beneficial ownership of our Common Stock, based on information provided by (i) each of our executive officers and directors; (ii) all executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock. The percentage ownership in this table is based on 19,453,000 shares issued and outstanding as of April 15, 2008.

The address of each beneficial owner is in care of the Company, 20855 N.E. 16th Ave. suite c-16 Miami Fl 33179. Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of Common Stock that they beneficially own.

Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned

Executive Officers and Directors:
Ilia Lekach (1)	13,184,000	(1)	67.8%
Jeffrey Geller	454,000		2.3%
Jonathan Abenhaim	180,000		*
Joseph Bouhadana	-0-		—
Neil Florin	-0-		—
IZJD Corp.	7,200,000		37.0
All directors and named executive officers as a group (7 persons)	13,818,000		71.0%

*   Less than one percent.

(1)	Includes 7,200,000 shares owned by IZJD Corp. Mr. Lekach holds voting power over the shares held by this entity.

Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act.  The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 15, 2008.  The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.  The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.  Beneficial ownership percentage calculations are based on 19,453,000 shares issued and outstanding as of April 15, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We owe our Chairman and Chief Executive Officer the principal amount of $3,294,267, representing funds advanced by him to allow us to continue our operations. The note accrues interest at the annual rate of 5% and is due in 35 equal monthly installments starting in November 2010. The note may be prepaid at any time without penalty.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Goldstein Schechter Koch, PA (“GSK”) has served as the Company’s independent certified public accounting firm since fiscal 2005.

The aggregate fees billed by GSK for fiscal years 2007 and 2006 are as follows:

	Year Ended December 31,
	2007	2006
Audit Fees (a)	$155,000	$256,000

a)
“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our consolidated annual financial statements, and the review of our interim consolidated financial statements included in quarterly reports. Fiscal year 2007 Audit Fees include $30,000 of fees related to reviews of our Registration Statement on Form SB-2 as well as our responses to comment letters received from the SEC in connection with the SEC’s review of such filing.

The Board of Directors has considered and has agreed that the provision of services as described above are compatible with maintaining GSK’s independence. The Board of Directors pre-approves the engagement of GSK for all significant professional services. All fees were approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Included herein under Item 8.

Index to Exhibits

Exhibit No.	Description
2.1	Acquisition Agreement and Plan of Merger (1)

3.1	Articles of Incorporation (2)

3.2
Articles of Merger, by and among Basic Services, Inc., a Nevada Corporation, Adrenalina, a Nevada Corporation, a subsidiary of Basic Services, Inc. and LQD Adrenalina, LLC, Florida Limited Liability Company, which became effective on December 13, 2007 (3)

3.3	Bylaws (2)

4.1	Form of 5% Senior Secured Convertible Debentures (4)

4.2	Form of Warrant (4)

10.1	Securities Purchase Agreement (4)

10.2	Registration Rights Agreement (4)

10.3	Security Agreement (4)

10.4	Subsidiary Guaranty (4)

10.5	Office Lease (5)

10.6	Promissory Note issued to Ilia Lekach by the Company (5)

16.1	Letter regarding change in certifying accountant (1)

*	File herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 26, 2007

(2)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC File No. 333-142739)

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 15, 2007

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 4, 2007

(5)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC File No. 333-148836)

SIGNATURES

Pursuant to the requirement of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ADRENALINA

Date: April 15, 2008

By:	Ilia Lekach
Ilia Lekach, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Adrenalina and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Ilia Lekach	Director and Chief Executive Officer (Principal Executive Officer)	April 15, 2008

/s/ Jeffrey Geller	Director and Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2008

/s/ Joseph Bouhadana	Director	April 15, 2008

/s/ Neil Florin	Director	April 15, 2008