Form 10-Q
period 2008-03-31
Adrenalina
filed 2008-05-20
CIK 1398235

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐ Transition Report under Section 13 or 15(d) of the Exchange Act For the
Transition Period from ________ to ___________

Adrenalina
(Name of Small Business Issuer in its Charter)

Nevada	333-134568	20-8837626
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

20855 NE 16 Ave., Suite #C-16
Miami, Florida 33179
(Address of principal executive offices)

Phone: 305-770-4488 Fax: 305-770-4489
(Issuer's telephone numbers)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐ .
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes  ☐ No   ☒ .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 20, 2008 the registrant's outstanding common stock consisted of 19,453,000 shares, $0.001 par value. Authorized - 50,000,000 common voting shares. No preferred shares issued, 5,000,000 authorized.

ADRENALINA AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2008

i

PART I. FINANCIAL INFORMATION
ADRENALINA
Condensed Consolidated Balance Sheets
March 31, 2008 and December 31, 2007

	March 31, 2008 (Unaudited)	December 31, 2007
Current Assets:
Cash and cash equivalents	$528,357	$444,843
Investments in securities available for sale	40,261	27,773
Accounts receivable, net	28,481	35,197
Merchandise inventories	1,832,356	1,678,937
Film costs, net	80,350	96,800
Prepaid expenses and other current assets	73,004	211,621
Total Current Assets	2,582,809	2,495,171
Deferred loan costs, net	717,673	643,027
Property and equipment, net	5,974,833	4,963,920
Intangible assets, net	246,444	248,444
Total Other Assets	6,938,950	5,855,391
Total Assets	$9,521,759	$8,350,562

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable and accrued liabilities	$676,827	$1,106,924
Shareholder advances	700,000	399,930
Current portion of converted debentures, net discount of $306,814 and $0, respectively	498,742	-
Total Current Liabilities	1,875,569	1,506,854
Long-Term Liabilities:
Deferred rent	1,389,468	582,114
Related party note	3,294,267	3,294,267
Convertible debentures, net of discount of $1,831,321 and $1,258,366, respectively	2,863,123	1,741,634
Total Long-Term Liabilities	7,546,858	5,618,015

Total Liabilities	9,422,427	7,124,869

Commitments and contingencies

Shareholders’ Equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 19,453,000 issued and outstanding	19,453	19,453
Additional paid-in-capital	11,659,341	10,614,128
Accumulated deficit	(11,579,462)	(9,407,888)
Total Shareholders’ Equity	99,332	1,225,693
Total Liabilities and Shareholders’ Equity	$9,521,759	$8,350,562

See accompanying notes to the condensed consolidated financial statements.

 ADRENALINA
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007

Revenues:
Merchandise sales	$1,065,211	$451,941
Entertainment – related party	-	282,219
Entertainment – other	16,632	81,900
Publishing	34,875	46,201
Total Revenues	1,116,718	862,261

Cost of Revenues:
Merchandise	646,378	253,101
Entertainment licensing fees	10,907	364,476
Production	43,651	98,318
Total Cost of Revenues	700,936	715,895

Gross Profit	415,782	146,366

Operating Expenses:
Payroll and employee benefits	505,734	452,788
Occupancy expense	878,718	284,507
Marketing and advertising expense	32,188	113,172
Professional fees	124,154	56,084
Other selling, general and administrative	277,653	220,189
Amortization	18,450	168,285
Depreciation	154,629	74,388
Total Operating Expenses	1,991,526	1,369,413

Other (Income) and Expenses:
Interest income	(22)	(1,029)
Loss on sale of available for sale securities	89,455	-
Interest expense	506,397	-
Total Other (Income) and Expenses	595,830	(1,029)

Net Loss	$(2,171,574)	$(1,222,018)

Net loss per share	$(0.11)	$(0.06)

Weighted average common shares used in calculation of per share data	19,453,000	19,100,000

See accompanying notes to the condensed consolidated financial statements.

ADRENALINA
Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2008
(Unaudited)

	Common Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit)	Total Equity

Balance at December 31, 2007	19,453,000	19,453	10,614,128	(9,407,888)	1,225,693

Issuance of warrants with convertible debt	-	-	1,044,789	-	1,044,789

Share-based compensation	-	-	424	-	424

Net loss	-	-	-	(2,171,574)	(2,171,574)

Balance at March 31, 2008 (Unaudited)	19,453,000	19,453	$11,659,341	$(11,579,462)	$99,332

See accompanying notes to the condensed consolidated financial statements.

ADRENALINA
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007

Cash from Operating Activities:
Net loss	$(2,171,574)	$(1,222,017)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	189,528	242,673
Amortization of discount on convertible debenture	219,348	-
Deferred Rent Expense	807,354	-
Loss on sale of investments	89,455	-
Changes in assets and liabilities:
Accounts receivable	6,716	142,961
Merchandise inventories	(153,419)	(234,546)
Prepaid expenses and other assets	138,617	57,833
Accounts payable and accrued liabilities	(430,097)	521,894
Total Adjustments	867,502	730,815
Net Cash Used in Operating Activities	(1,304,072)	(491,202)

Cash Flows from Investing Activities:
Incurred film costs	-	(493,190)
Purchase of investments available for sale securities	(2,612,822)	-
Proceeds from sale of investments available for sale securities	2,510,879	-
Purchase of property and equipment, net	(1,165,541)	(1,067,351)
Net Cash Used in Investing Activities	(1,267,484)	(1,560,541)

Cash Flows from Financing Activities:
Repayments of notes receivable – related parties	-	(298,903)
Proceeds from related party notes	300,070	2,405,094
Deferred loan costs	(145,000)	-
Proceeds from convertible note payable	2,500,000	-
Net Cash Provided by Financing Activities	2,655,070	2,106,190

Net Increase in Cash and Cash Equivalents	83,514	54,447

Cash and Cash Equivalents – Beginning of Period	444,843	297,801

Cash and Cash Equivalents – End of Period	$528,357	$352,248

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$49,776	$-

Supplemental Disclosure of Non-Cash Information:
Issuance of warrants with convertible debt	$843,748	$-

Beneficial conversion feature	$201,041	$-

See accompanying notes to the condensed consolidated financial statements.

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007

Note 1 – Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business and Basis of Consolidation

The accompanying condensed consolidated financial statements for the three months ended March 31, 2008 and March 31, 2007, are unaudited except for the balance sheet information at December 31, 2007, which is derived from the audited consolidated financial statements filed on April 15, 2008 in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. These statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.
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

For accounting purposes, this transaction was accounted for as a reverse acquisition, since the stockholders of Adrenalina own a majority of the issued and outstanding shares of common stock of BSI and the directors and executive officers of Adrenalina became the directors and executive officers of the BSI. As a consequence the historical financial information presented herein represents that of Adrenalina.

  On December 13, 2007, BSI changed its name to Adrenalina.

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Continued)

Note 1 – Description of Business, Basis of Presentation and Summary of Significant Accounting Policies
(Continued)

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

Publishing: extreme sports and music oriented periodical publishing and distribution.

As of March 31, 2008 and December 31, 2007, the consolidated financial statements include the company and all wholly-owned subsidiaries. All intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

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

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Continued)

Note 1 - Description of Business, Basis of Presentation and Summary of Significant Accounting Policies
(Continued)

Inventories

Retail Merchandise

The Company’s retail inventories are comprised primarily of extreme sports and adventure life-style equipment and clothing, which are valued at the lower of cost or market using the weighted average cost method that approximates the first-in, first-out (“FIFO”) method.

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

The Company maintains a provision for estimated shrinkage based on the actual historical results of physical inventories. The Company also records an adjustment to the value of inventory to adjust for obsolete, non-salable and slow selling merchandise equal to the difference between the carrying value and the estimated market value, based on seasonal trends, sales activities of merchandise and assumptions about demand for products.

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

Prior to release, management bases its estimates of ultimate revenues for each film on factors such as the historical performance of similar films, the star power of the lead actors and actresses, the rating and genre of the film. Management updates such estimates based on information available on the progress of the film’s production and, upon release, the actual results of each film. Changes in estimates of ultimate revenues from period to period affect the amount of film costs amortized in a given period and, therefore, could have an impact on the financial results for that period. The Company recorded film cost amortization of approximately $16,500 and $168,000 for the three months ended March 31, 2008 and 2007, respectively.

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Continued)

Note 1 – Description of Business, Basis of Presentation and Summary of Significant Accounting Policies
(Continued)

Recent Accounting Standards
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) will significantly change the financial accounting and reporting of business combination transactions. SFAS No. 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder's fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The Company has previously acquired ownership interest in several entities and may continue to do so in the future. The Company expects that the implementation of SFAS No. 141(R) will not have a material effect on its consolidated financial statements at the date of adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS No. 160 requires the Company to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the implementation of SFAS No. 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS No. 161 to have a material impact on its consolidated financial statements.

Summary of Significant Accounting Policies

Accounts Receivable

Accounts receivable, including credit card receivables, represent amounts currently due to the Company under contractual obligations or for services performed. When necessary, the Company evaluates and maintains an allowance for these accounts to reduce such balances to the amount deemed collectible. At March 31, 2008 and December 31, 2007, the Company recorded an allowance for doubtful accounts of approximately $12,000 and $2,100, respectively.

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Continued)

Note 1 – Description of Business, Basis of Presentation and Summary of Significant Accounting Policies
(Continued)

Summary of Significant Accounting Policies – (Continued)

Investments in Securities Available for Sale

The Company’s investments in marketable securities are classified as available for sale, reported at fair market value, and unrealized gains and losses (if any) would be reported as a component of other comprehensive income. Recognized gains and losses from sales of marketable securities or permanent declines in value, if any, are reported in other income and expense as incurred. As of March 31, 2008 and December 31, 2007, the cost approximated fair value.

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Continued)

Note 1 – Description of Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Summary of Significant Accounting Policies – (Continued)

Revenue Recognition

Retail

Revenue for sales of merchandise is recognized when merchandise is sold and delivered to the customer. The Company maintains a reserve for product returns and discounts. Retail revenue also includes income from its point-of-sale entertainment attraction, the Flow Rider ®. Revenue, from the FlowRider ® is recorded at the time services are provided to the customer. Retail revenue is reported net of sales tax which amounted to approximately $61,600 and $31,100 for the three months ended March 31,  2008 and 2007, respectively.

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

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Continued)

Note 1 – Description of Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Summary of Significant Accounting Policies – (Continued)

Revenue Recognition – (Continued)
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

During the three months ended March 31, 2007, the total value of the recorded barter transactions was $83,000 (none for the three months ended March 31, 2008).

Publishing

Magazine advertising revenues are recognized at the magazine cover date. Magazine sales revenues are primarily generated from bulk orders from retail outlets such as newsstands, supermarkets and convenience stores. Revenues from these sales are recorded when the magazines are placed with the vendor, less an allowance for returns. At March 31, 2008 and December 31, 2007, the Company recorded an allowance for returns of approximately $39,000 and $15,000 for all open issues.

Gift Cards

Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote. At March 31, 2008 and December 31, 2007 the Company had recorded gift card liabilities of approximately $52,000 and $43,000, respectively.

Advertising Costs

The Company expenses advertising costs when incurred. Advertising expense paid to third parties during the three months ended March 31, 2008 and 2007 was $32,000 and $116,500, respectively. Additionally the Company included in advertising expense bartered transactions with broadcasters, in which the Company provides its film for broadcast and receives in return air time which is used to promote their products.

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Continued)

Note 1 – Description of Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Summary of Significant Accounting Policies – (Continued)

Convertible Debentures

In November 2007 and February 2008, the Company issued convertible debentures with beneficial conversion features whereby the conversion feature is “in the money” in accordance with guidance supplied by Emerging Issues Task Force (“EITF”) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF No. 00-27, “Application of Issue EITF No. 98-5 to Certain Convertible Instruments”.

The beneficial conversion features were recorded at fair value as debt discount. The Company also issued warrants in connection with the convertible debt. The debt discount will be amortized to interest expense over the term of the debt. The recorded debt discount was calculated at the issuance date as the difference between the conversion price and the relative fair value of the common stock and warrants into which the security is convertible or exercisable.

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

Stock-Based Compensation

During February 2008, members of the Board of Directors granted five year options to purchase and aggregate of  20,000 shares of the Company’s common stock at $1.50 per share.

The Company measures stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. The Company estimated the fair value of stock options and as a result recorded a $400 charge to compensation expense for the three months ended March 31, 2008.

Earnings per share

The Company computed basic and diluted loss per common share by dividing the losses applicable to  common stock by the weighted average number of basic and diluted common shares outstanding. The Company’s basic and fully diluted EPS calculation for the three months ended March 31, 2008 and 2007, respectively are the same since the number of shares that would be included in the dilutive calculation from assumed exercise of common stock equivalents would have been antidilutive due to of the net loss in each of the periods shown.

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Continued)

Note 1 – Description of Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Comprehensive Income

Comprehensive income is generally defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Items that are to be recognized under accounting standards as components of comprehensive income are displayed in statements of shareholders' equity. The Company did not have components of comprehensive income to be reclassified at March 31, 2008 and December 31, 2007.

Reclassifications

Certain amounts from prior consolidated financial statements and related notes have been reclassified to conform to current year presentation.

Note 2 — Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company continued to incur significant operating losses through the three months ended March 31, 2008 which raise substantial doubt about the Company’s ability to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses of approximately $2,172,000 and $1,222,000 for the three months ended March 31, 2008 and 2007, respectively. Additionally, the Company has used cash flows in operations of approximately $1,304,000 and $491,000 for the three months ended March 31, 2008 and 2007, respectively. The operations of the Company have been funded through related party borrowings, contributed capital and convertible debentures. Management’s plans to generate cash flow include expanding the Company’s operations through additional store openings and raising additional capital through debt or equity offerings in an effort to fund the Company’s anticipated expansion. There is no assurance additional capital or debt financing will be available to the Company on acceptable terms. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 — Investments in Securities Available for Sale

At March 31, 2008 and December 31, 2007 investments in securities available for sale was comprised of approximately $40,200 and $28,000 of marketable common stock. The Company's costs approximated fair value, and therefore the Company did not record any unrealized gain or loss.

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Continued)

Note 4 — Film Costs

Film costs at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
Film costs – television:
Released	$2,071,328	$2,073,017
Less: accumulated amortization	(1,990,978)	(1,976,217)

Total film costs	$80,350	$96,800

Total amortization of film costs was approximately $16,500 and $160,000 for the three months ended March 31, 2008 and 2007, respectively.

 Note 5 — Property and Equipment

Major categories of property and equipment at March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008	December 31, 2007

Leasehold improvements	$2,309,401	$2,243,998
Furniture, fixtures and equipment	1,697,855	1,665,759
Software	90,978	90,978
Vehicles	15,000	15,000
Construction in process	291,169	35,929
Deposits on FlowRider ® equipment purchase contracts	2,149,257	1,336,500

	6,553,660	5,388,164
Less: accumulated depreciation and amortization	(578,827)	(424,244)

Total property and equipment	$5,974,833	$4,963,920

Depreciation expense totaled approximately $154,600 and $74,400 for the three months ended March 31, 2008 and 2007, respectively.

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Continued)

Note 6 — Intangible Assets

Trademarks and licensing agreements with indefinite and determinable lives at March 31, 2008 and December 31, 2007 were as follows:

	Lives	March 31, 2008	December 31, 2007

Trademarks:
Adrenalina®	Indefinite	$230,000	$230,000
Licensing Agreements	5 Years	40,000	40,000

Total		270,000	270,000
Less: accumulated amortization		(23,556)	(21,556)

		$246,444	$248,444

The Company anticipates that the future amortization of its licensing rights will approximate $8,000 for the years ended December 31, 2008 and 2009 and $2,444 for December 31, 2010.

Note 7 — Long-term Debt

Related party note

On November 1, 2007 the Company issued a $3,294,267, 5% note payable to a shareholder, with monthly payments of $94,122 commencing on November 1, 2010 and continuing monthly through October 2013, when the balance of unpaid principal and interest is due.

Convertible debentures

During December, 2007, the Company issued a note for a 5% Senior Secured Convertible Debenture in the principal amount of $3,000,000, with quarterly interest payments commencing in January 2008. Principal amounts under this debenture are payable in 18 equal monthly installments commencing the 12th month following the issuance date. The Company may also elect to make principal payments in shares of common stock if there exists an effective registration statement with respect to the shares issuable upon conversion of the Debenture. If the Company elects to make principal payments in common stock, the conversion rate will be the lesser of the then effective conversion price (see below) or 88% of the volume weighted average price for the ten consecutive trading days ending immediately prior to the applicable date a principal payment is due.

During February 2008, the Company issued a $2,500,000 Original Issue Discount 5% Senior Secured Convertible Debenture, with quarterly interest payments commencing in May 2008. Principal amounts under this debenture are payable in 18 equal monthly installments commencing the 12th month following the issuance date. The Company may also elect to make principal payments in shares of common stock if there exist an effective registration statement with respect to the shares issuable upon conversion of the Debenture. If the Company elects to make principal payments in common stock, the conversion rate will be the lesser of the then effective conversion price (see below) or 88% of the volume weighted average price for the ten consecutive trading days ending immediately prior to the applicable date a principal payment is due.

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Continued)

Note 7 — Long-term Debt (Continued)

At any time during the life of the loans the holder may convert the debenture into shares of the Company’s common stock at a fixed conversion price of $0.75, subject to adjustment in the event that the Company issues new common stock at a price below the conversion price. Following the effective date of the registration statement filed in connection with the shares, the Company may force conversion of the debentures if the market price of their common stock is at least $2.75 for any 20 out of 30 consecutive trading days. The Company may also prepay these debentures in cash at 115% of the then outstanding principal balance provided there is a registration statement in effect with respect to the shares issuable upon conversion of the debentures.

These debentures rank senior to all of the Company’s current and future indebtedness and are secured by substantially all of the Company’s assets.

In connection with these financing transactions, the Company also issued five-year warrants to purchase 4,000,000 and 3,333,333 shares, respectively of common stock at $2.00 per share. The exercise price of these warrants is subject to full ratchet anti-dilution rights in the event that the Company issues securities at less than $1.38 per share.

Since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature amounting to approximately $407,000 at March 31, 2008 and $245,000 at December 31, 2007 was recorded as a debt discount and will be amortized to interest over the life of the debenture, in accordance with EITF No. 00-27.

The interest expense for the amortization of the aggregated convertible debt discounts through March 31, 2008 was approximately $219,000. (None for the three months ended March 31, 2007). The Company’s annualized effective rate on these instruments approximates 22.5%, inclusive of the 5% stated rate in the note.

Maturities of the Company’s long term debt for the next five years are as follows:

2009	$805,556
2010	3,666,667
2011	1,404,265
2012	1,129,463
2013	1,129,463
Thereafter	658,854

Total	$8,794,267

Pursuant to the Company's issuance of its $3,000,000 convertible debenture, including 4,000,000 detachable warrants, and under the terms of a Registration Rights Agreement, the resale registration statement was to be filed with the SEC not later than 90 days from the closing date of the transaction, and be declared effective by the SEC not later than 180 days from the closing date. Failure to meet this deadline could result in the Company incurring certain payment obligations (the “Registration Damages”) amounting to 2% of the aggregate purchase price of the convertible debenture and warrants per month, pro rated for partial periods. As of May 20, 2008 the Company’s registration filing with the SEC had not been declared effective and, in connection therewith, the Company has accrued approximately $180,000 of liquidating damages which are included in the accompanying consolidated balance sheet as of March 31, 2008.

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Continued)

Note 8 — Commitments and Contingencies

Operating Leases

The Company’s rent expense amounted to approximately $879,000 and $285,000 for the three months ended March 31, 2008 and 2007, respectively. The Company has various long-term noncancelable lease commitments certain of which are guaranteed by officers and shareholders of the Company, for its offices, warehouse and stores which expire through 2019. The minimum rental commitments under noncancelable long-term operating leases during the next five years are as follows:

2009	$2,180,829
2010	2,709,811
2011	2,790,765
2012	2,809,356
2013	2,818,770
Thereafter	13,729,620

Total	$27,039,153

Capital Commitments

FlowRider ®

Effective April 2007, the Company entered into an exclusive five year agreement to acquire thirty-six FlowRider®, water-themed entertainment units for placement in its future mall-based retail shops in an aggregate amount approximating $21,000,000. The agreement is subject to a performance schedule governing order timing and equipment deposits. Non-refundable deposits placed as of March 31, 2008 and December 31, 2007 were $2,150,000 and $1,336,500, respectively.

Retail Locations

At March 31, 2008, the Company had signed lease and construction agreements to develop five new retail locations. Capital commitments under these agreements were approximately $6.0 million.

Litigation

The Company is involved in various claims and legal proceedings in the ordinary course of its business activities. The Company believes that any potential liability associated with the ultimate outcome of these matters will not have a material adverse effect on its financial position or results of operations.

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Continued)

Note 9 – Related Party Transactions

Advertising Revenue

During 2007, the Company sold advertising to Parlux, Inc, a company whose Chairman and CEO was also a 67.7% shareholder of Adrenalina. These advertising revenues amounted to approximately $282,000 for the three months ended March 31, 2007. (None for the three months ended March 31, 2008).

Related Party Note Payable

On November 1, 2007, the Company issued a 5%, $3,294,267 note to a shareholder. (see note 7)

 Note 10 – Concentration of Risk

Vendor Concentration

During the three months ended March 31, 2008 and 2007, retail inventories supplied by one vendor constituted approximately 38% and 25%, respectively of total purchases and 28% and 35% of total inventory as of March 31, 2008 and December 31, 2007, respectively.

FlowRider ®

Sales for the use of the FlowRider® amounted to approximately $181,000 and $97,000 for the three months ended March 31, 2008 and 2007, respectively. These sales represented 17% and 22% of retail revenues and 16% and 11% of total revenues for the periods then ended.

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Continued)

Note 11 – Income Taxes

The Company has fully reserved its U.S. net deferred tax assets as of March 31, 2008 due to the uncertainty of future taxable income. The Company has U.S. net operating loss carry-forwards of approximately $2,208,000 which will expire through 2028 and the Company’s State net operating loss carry-forwards of approximately $2,209,000 which will expire through 2028.

Note 12 – Warrants

In connection with the convertible debentures issued during December 2007 and February 2008, respectively, the Company issued five-year warrants to purchase 4,000,000 and 3,333,333 shares of common stock, respectively, at $2.00 per share. The exercise price of these warrants is subject to full ratchet anti-dilution rights in the event that the Company issues securities at less than $1.38 per share. The warrants vested immediately and expire in five years.

The fair value of these warrants was estimated at approximately $1,056,000 and $844,000, respectively, based on the Black-Scholes option pricing model using the following assumptions: a risk free rate of 3.89% and 2.1%, respectively, an expected life of 3 years, a volatility factor of 69% and an expected dividend yield of 0%. This value was recorded to debt discount and is being amortized as interest expense over the period the debt is outstanding (see Note7).

Note 13 - Share-Based Compensation

On February 28, 2008, the Company granted 20,000 options to certain non-employee directors, to acquire common stock during a five-year period at $1.50 per share. The directors’ options vested over a five-year period at the annual rate of 4,000 shares per year. The fair value of the options was determined to be $11,300.  The directors’ options will be expensed as share-based compensation over a five-year period in accordance with the applicable vesting periods.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	5.0
Expected volatility	69.0%
Risk-free interest rate	2.10%
Dividend yield	0.0%

The expected life of options represented the estimated period of time until exercise based on expectations of future behavior. The expected volatility was estimated using the historical volatility of the Company's stock which management believes is the best indicator at this time. The risk-free interest rate was based on the implied yield available on U.S. Treasury zero coupon issues with an equivalent term. The Company has not paid dividends in the past and does not intend to in the foreseeable future.

Included in compensation expenses for the three months ended March 31, 2008, is $424 of share-based compensation relating to the options issued in February 2008. The Company did not have any share compensation during the three months ended March 31, 2007.

Note 14 – Earnings per Share and Potential Dilution

The earnings per share (basic and diluted) in the consolidated statement of operations are equal in amounts because the assumed exercise of common stock equivalents would be anti-dilutive, and because a net loss was reported for each period. Common shares that have been excluded from the computation of diluted loss per common share consist of the following:

Warrants issued in relation to debt arrangement (see Notes 7 and 12)	-
Shares issuable under convertible debentures (see Note 7)	612,770
Total anti-dilutive securities excluded from EPS	612,770

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note about Forward-Looking Statements

Forward-Looking Statements

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe,” “anticipate,” “expect,” “estimate,” “predict,” “intend,” “plan,” “project,” “will,” “will be,” “will continue,” “will result,” “could,” “may,” “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, including our plans to open new stores, our efforts to increase our gross margins and create a return on invested capital, plans to grow our private label business, projections of our future profitability, results of operations, capital expenditures or our financial condition or other “forward-looking” information and includes statements about revenues, earnings, spending, margins, liquidity, store openings and operations, inventory, private label products, our actions, plans or strategies. We are including this cautionary statement in this report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us.

The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for fiscal 2008 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: the intense competition in the sporting goods industry and actions by our competitors; our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; the availability of retail store sites on terms acceptable to us; the cost of real estate and other items related to our stores; our ability to access adequate capital; changes in consumer demand; risks relating to product liability claims and the availability of sufficient insurance coverage relating to those claims; our relationships with our suppliers, distributors or manufacturers and their ability to provide us with sufficient quantities of products; any serious disruption at our distribution or return facilities; the seasonality of our business; the potential impact of natural disasters or national and international security concerns on us or the retail environment; risks related to the economic impact or the effect on the U.S. retail environment relating to instability and conflict in the Middle East or elsewhere; risks relating to the regulation of the products we sell, risks associated with relying on foreign sources of production; risks relating to implementation of new management information systems; factors associated with our pursuit of strategic acquisitions; risks and uncertainties associated with assimilating acquired companies; risks associated with our exclusive brand offerings; the loss of our key executives, our ability to meet our labor needs; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular; our ability to repay or make the cash payments under our senior convertible notes; changes in our business strategies; any factor described under Part II-Item 1A Risk Factors in our Form 10-Q filings and other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission.

In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We do not assume any obligation and do not intend to update any forward-looking statements except as may be required by securities laws.

Overview

Adrenalina is a retail, entertainment, media and publishing company that is focused on the nature and lifestyle surrounding extreme sports and outdoor adventures. We are also the nation's first and only retailer that has enhanced the retail shopping experience, with our particular mix of shopping and entertainment that includes the FlowRider®. Currently we have two stores open and are in the process of opening 5 stores during 2008.

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

We expect the next 12 months to be our most challenging as we transform our operations and expand into new markets. We are also going to face extreme financial pressure as we continue the construction of our Tampa, Atlanta and Houston stores and start building out our stores in Dallas and Denver. Each of these endeavors will take significant cash to open and currently we do not have sufficient financial capacity to fund their openings.

Also, through the rest of 2008 we anticipate that our current trend of losses will continue and may exceed our losses incurred during 2007; these continued losses are a direct result of greater pressures put on our existing employees which may in turn lead to greater turnover, coupled with the fact that we may not be able to find suitable additional employees or replacements for key personnel for our growth strategy. We may also face additional delays in opening our new stores, and if they are not completed on time then we may miss our fourth quarter retail sales opportunities. We may additionally face economic pressures if our sales in our new markets do not meet up to our anticipated results, because of the continued pressure placed on our buying capacity because of a declining currency or our customers ability to purchase our products because of a decline in their disposable income.

We are however, developing additional channels to make our products available throughout the rest of the world with our wholesale and internet operations. During 2007 our total wholesale and internet operation were not material to our financial results. We believe that these segments will turn during the third quarter of 2008 and expect to see our sales in these areas increase, which in turn will help provide us with some of the cash flows that will be necessary to support our operations.

While many of our competitors are slowing their expansion because of recent declines in the national retail sales, we believe that now is the time to push into new markets and will be key for future success. While recent trends have softened the real estate market we believe that incentives offered by malls will help to off-set most of our cost to develop during the rest of 2008 and 2009.

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

Merchandise Inventories—Merchandise inventories are valued at the lower of cost or market, with cost determined using a weighted average method. Included in our cost basis are costs incurred in making inventories available for sale in our stores, such as freight and other distribution costs. We utilize perpetual inventory records to value inventory in our stores. Physical inventory counts are performed during each fiscal quarter and we adjust our perpetual records based on the results of the physical counts. Cost is calculated based upon the purchase order cost of an item at the time it is received by us, reconciled to actual vendor invoices, and also includes the cost of warehousing, handling, purchasing, and transporting the inventory to the stores. The cost of warehousing, handling, purchasing, and transporting, as well as vendor allowances, are recognized through cost of sales when the inventory is sold.  Due to systems limitations, it is impracticable for us to assign specific costs and allowances to individual units of inventory. As such, to properly match net costs against the related revenues, we must use all available information to appropriately estimate the costs and allowances to be deferred and recognized each period. Our estimate of when inventory is sold affects the deferral, and subsequent income statement recognition, of costs incurred in preparing inventory for sale and represents the most significant estimate in that calculation; any changes in this estimate could have a material impact on the financial statements.  Vendor allowances, which primarily represent volume rebates and cooperative advertising funds, are recorded as a reduction of the cost of the merchandise inventories. We earn vendor allowances as a consistent percentage of certain merchandise purchases with no minimum purchase requirements. We did not have any vendor allowance programs in fiscal 2007 and 2006 that were based on purchase volume milestones.

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

Film Costs— We account for our film costs and related revenues (“film accounting”), in accordance with the guidance in SOP 00-2, which requires the exercise of judgment related to the film’s ultimate revenues. Our current film costs consist of the costs of completed television episodes, completed and unreleased episodes and in process production costs, all reflected at the lower of cost, less accumulated amortization, or fair value. Prior to release, we estimate our ultimate revenues for each film on factors such as our historical performance of similar films. On an annual basis we evaluate and update our estimates based on information available on the progress of the film’s production and, upon release, the actual results of each film. Changes in our estimate of the ultimate revenues from period to period affect the amount of film costs amortized in a given period and, therefore, could have an impact on the financial results for that period.

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

Revenue Recognition

Retail Items— Revenue from sales of our merchandise is recognized at the time of the merchandise sale, Revenue is presented net of sales taxes collected. We allow for merchandise to be returned under most circumstances and provide for a reserve of estimated returns. Additionally, retail revenue includes income from our point-of-sale attraction, Flow Rider ® revenue, which is recorded at the time services are provided to the end user.

Gift cards— We record a gift card liability on the date we issue the gift card to the customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. Gift card breakage is recorded as revenue based on an estimated amount of gift cards that are expected to go unused that are not subject to escheatment. For the periods ended March 31, 2008 and December 31, 2007, we did not record an estimate for breakage due to our limited history and the overall estimated materiality for gift cards expected to remain unused.

Film— Revenue from our entertainment series are recognized when we have persuasive evidence of a sale or licensing arrangement; the film is complete and has been delivered or is available for immediate and unconditional delivery and the license period of the arrangement has begun.

Publishing— We record magazine advertising revenues and subscriptions at the magazine cover date. Our magazine sales revenues are primarily generated from bulk orders from retail outlets such as newsstands, supermarkets and convenience stores. Revenues from bulk sales are recorded when the magazines are placed with the vendor, less an allowance for returns, based on our historical performance of the closed sales of our magazines.

Internet Sales—-Revenue from internet sales are recognized upon estimated receipt by the customer.

Barter—From time to time and in the normal course of operations we enter into various barter transactions whereby, we exchange programming product for advertising time that we can use or resell. Generally, this advertising time is provided to us by broadcasting companies in the United States and Central and South America. For all recorded barter transactions we record the fair value of the related programming products based on comparable arrangements in the broadcast areas or from our existing contracts. These transactions are accounted for at the time the programming is broadcast and the advertising is used.

Convertible Debenture—We account for our convertible debenture with beneficial conversion features, in accordance with EITF No. 98-5 and EITF No. 00-27 which require that we record a debt discount at the issuance date of our debentures if there exist a difference between the conversion price and the relative fair value of the common stock and warrants into which the security is convertible or exercisable.

Income Taxes—We record income tax expense using the liability method for taxes and are subject to federal, state, and local jurisdictions. As necessary, our current tax liability or asset is recognized for the estimated taxes payable or refundable on the tax returns for the current year and a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Also a valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. If different assumptions had been used, our tax expense, assets, and liabilities could have varied from recorded amounts. If actual results differ from estimated results or if we adjust these assumptions in the future, we may need to adjust our deferred tax assets or liabilities, which could impact our effective tax rate.

General

Accounting Items

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

The following table sets forth the percentage relationship net sales to costs of sales for each of our reporting lines in our condensed consolidated statements of operations. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

(Amounts in thousands of dollars)	2008	2007
Retail Sales	1,065	452
Cost of sales	646	253
Gross profit	39.4%	44.1%

Entertainment	16	365
Cost of sales	11	364
Gross profit	31.3%	0.0%

Publishing	35	46
Cost of sales	44	98
Gross profit	(25.8)%	(113.1)%

Total Sales	1,117	862
Cost of sales	701	715
Gross profit	37.3%	17.1%

Results of Operations

Net Revenues. Net revenues for the three months ended March 31, 2008 increased $244,200 or 28.0% as compared to 2007, primarily due to increased volume in retail operations . During December 2007, we opened a new store in Miami, Florida. Revenues from our retail stores amounted to $1,065,200 for the three months ended March 31, 2008 as compared to $452,000 for the three months ended March 31, 2007 resulting in a total increase of $613,200. Revenues from entertainment and publishing amounted to $16,600 and $34,900 for the three months ended March 31, 2008 as compared to $364,100 and $56,400 for the three months ended March 31, 2007; resulting in a total decrease of $369,000 in entertainment and publishing revenue from the same period in 2007. This decrease is attributable to a shift in corporate strategy from a film based entertainment company to one focused on expanding its revenue base primarily through merchandise sales and entertainment via retail operations nationwide.

Gross Margin . Gross Margin for the three months ended March 31, 2008 increased $260,800 from $154,900 for the three months ended March 31, 2007. This increase of 168.4% from the three months ended March 31, 2008 is principally due to a greater volume of retail sales as media entertainment activity decreased.

Payroll and Employee Benefits. Payroll and employee benefits increased from $452,800 for three months ended March 31, 2008 to $505,700 for the three months ended March 31, 2007, an increase of $52,900 or 11.7%. This increase is primarily attributable to the additional employees to support the retail operations and the hiring of personnel to support the current and anticipated increase in operations.

Occupancy Expense. Occupancy expense includes rent, utilities, insurance and other costs necessary for the occupancy of the stores and main office. During the three months ended March 31, 2008 this cost increased $638,300 from $360,100 primarily due to the increase in rent expense related to the additional leases signed by us during the fourth quarter of 2007 and currently under construction. For the three months ended March 31, 2008 rent expense increased $594,200 an increase of 208.9%. Additionally during this same period insurance costs increased by $33,800, an 81.0% increase over the previous year which was attributed to our second store opening in Miami, Florida.

Other Selling, General and Administrative Expenses. Other Selling, general and administrative expenses for the three months ended March 31, 2008 is primarily made up of marketing and advertising expenses, professional fees, bad debt expense and cost related to maintaining our patents and trademarks. For the three months ended March 31, 2008 these costs decreased by $6,700, a decrease of 2.1% verse the three months ended March 31, 2007.

Net Loss. The net loss from operations for three months ended March 31, 2008 increased to $2,171,600 from $1,220,600 for the three months ended March 31, 2007, an increase of $951,000 or 78.0%. This increase is primarily due to our change in focus on retail sales which have lower margins and our increases in costs related to operating additional stores during 2007.

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

Liquidity and Capital Resources

As of March 31, 2008, the Company's current assets exceeded its current liabilities by $707,240 even though the Company incurred a net loss of $2,171,600 for the three months ended March 31, 2008.

As of March 31, 2008, the Company has cash and cash equivalents of $528,400 and net accounts receivable of $40,300, which provided available capital for operations primarily from the proceeds of the debt incurred by the Company during February 2008. The lack of available cash from the operations of the Company has an adverse impact on the Company's liquidity, activities and operations. Without realization of additional capital, it would be unlikely for the Company to execute its business plan. Management is seeking additional working capital through additional debt or equity private placements, additional notes payable to banks or related parties, or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, if at all.

During February 2008, we issued to three accredited investors our 5% Senior Secured Convertible Debentures in the principal amount of $2,500,000, most of the proceeds of that offering have already been used in connection with new store openings and equipment purchases. In addition, as of March 31, 2008, we had signed commitments to purchase equipment, build out our new store locations and committed under our lease agreements in excess of $57.2 million. Without additional funding, and the rapid generation of significant cash flow from operations, we will likely be unable to meet these commitments and we may have to curtail our operations. We are looking for additional funding which may or may not become available to us on acceptable terms. Any such funding may be in the form of equity and/or debt financing and will likely dilute the ownership interest of our current shareholders.

Net cash flows used in operating activities for the three months ended March 31, 2008 were $1,304,100 as compared to net cash used in operating activities of $491,200 for the three months ended March 31, 2007. For the three months ended March 31, 2008, our net loss amounted to $2,171,600, which included a non-cash adjustment due to depreciation and amortization of $408,900. Changes in assets and liabilities used $348,700 in cash, for three months ended March 31, 2007 our net loss amounted to $1,222,000, which included a non-cash adjustment due to depreciation and amortization of $76,400. Changes in assets and liabilities provided $654,400 in cash.

Net cash flows used in investing activities for the three months ended March 31, 2008 was $1,267,500 as compared to $1,560,500 for the three months ended March 31, 2007. For the three months ended March 31, 2008 and 2007 our net cash used in investing activities was primarily attributable to the purchase of property and equipment. Additionally during the three months ended March 31, 2008 we purchased and sold available for sale securities. Our securities held at the end of the quarter were approximately $40,200.

Net cash flows for provided by financing activities the three months ended March 31, 2008 were $2,655,000 as compared to $2,106,200 for the three months ended March 31, 2007. This cash was primarily attributable to proceeds of $2,500,000 related to the issuance of convertible debentures. For the three months ended March 31, 2007 $2,405,000 in cash was provided from related parties.

Dividends

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No cash dividends have been paid on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

On August 13, 2007, we formed and spun-off our wholly-owned subsidiary, Generic Marketing Services, Inc. a Nevada corporation to its shareholders of record, in a one-for-one special stock dividend. Following the spin-off, we did not retain any ownership in Generic Marketing Services, Inc.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by SEC Rule 13a-15 or Rule 15d-15, our Chief Executive and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures are not effective as of March 31, 2008, and that they do not allow for information required to be disclosed by the company in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Based on the foregoing, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures were not effective. Specifically, the Company identified several material weaknesses in our internal control over financial reporting as described in Item 8A and 8A(T) in our annual report on Form 10-KSB filed with the SEC on April 15, 2008, which had not been corrected as of March 31, 2008. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events; and, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Internal Control over Financial Reporting

Pursuant to Rule 13a-15(d) or Rule 15d-15(d) of the Exchange Act, our management, with participation with the Company’s Chief Executive and Chief Financial Officer, are responsible for evaluating any change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act), that occurred during each of our fiscal quarters that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Based on the foregoing evaluation, the Company has concluded that there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We continue to have the following material weaknesses in our internal control over financial reporting, as described in Item 8A and 8A(T) in our annual report on Form 10-KSB filed with the SEC on April 15, 2008..

1.
Lack of sufficient resources in our accounting and finance organization. The Company did not maintain a sufficient complement of personnel to maintain an appropriate accounting and financial reporting structure to support the activities of the Company. As of December 31, 2007, the Company had an insufficient number of personnel with clearly delineated and documented responsibilities in order to timely prepare and file its year-end financial statements and Annual Report on Form 10-KSB. Due to the Company’s limited resources, it has had to rely on an outside consultant to perform period closings and key reconciliations of the Company’s transactions and accounts, and a second outside accountant to prepare its annual financial statements in anticipation of the audit by the independent certified public accountants. In addition, the Company’s Chief Financial Officer is responsible for preparing or compiling certain critical portions of the annual financial information and is often responsible for performing the final review of this information. These represent a material weakness in design of internal controls over financial reporting. Due to the potential pervasive effect on the financial statements and disclosures and the absence of other mitigating controls there is a more than remote likelihood that a material misstatement of the annual financial statements could occur and not be prevented or detected. This material weakness has also contributed to the material weaknesses in Nos. 2 and 3 below

2.
Lack of sufficient resources to provide for suitable segregation of duties. Specifically, in connection with the lack of sufficient accounting and finance resources described in material weakness No. 1 above, certain financial and accounting personnel had incompatible duties that permitted creation, review, processing and potential management override of certain financial data with limited independent review and authorization affecting cash, inventory, accounts payable and accounts receivable. The increase in the Company’s administrative staffing has not been commensurate with the rapid growth in the volume of business transactions. These represent a material weakness in design of internal controls over financial reporting. Due to the potential pervasive effect on the financial statements and disclosures and the absence of other mitigating controls there is a more than remote likelihood that a material misstatement of the annual financial statements could occur and not be prevented or detected.

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

Remediation of Material Weaknesses

As of December 31, 2007, and March 31, 2008, there were control deficiencies which constituted material weaknesses in our internal control over financial reporting. To the extent reasonably possible in our current financial condition, we will continue to seek the advice of outside consultants and internal resources to implement additional internal controls.

In addition, we are taking steps to hire additional personnel, implement new policies and procedures within the financial reporting process with adequate review and approval procedures.

Through these steps, we believe we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2007, and March 31, 2008. Because the remedial actions additionally require hiring of personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our ICFR systems. These efforts require significant time and resources. If we are unable to establish adequate ICFR systems, we may encounter difficulties, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on April 15, 2008, which could materially affect our business, financial condition, financial results or future performance. Reference is made to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” of this report which is incorporated herein by reference.

Unauthorized disclosure of sensitive or confidential customer information could harm the Company’s business and standing with our customers.

The protection of our customer, employee and Company data is critical to us. The Company relies on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal information. Despite the security measures the Company has in place, its facilities and systems, and those of its third party service provider, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by the Company or its vendors, could damage our reputation, expose us to risk of litigation and liability, disrupt our operations and harm our business.

We may be subject to claims and our insurance may not be sufficient to cover damages related to those claims.

We may be subject to lawsuits resulting from injuries associated with the use of sporting goods equipment that we sell. In addition, we may also be subject to lawsuits relating to the design, manufacture or distribution of our private label products. Additionally, we may incur losses relating to these claims or the defense of these claims and there is a risk that claims or liabilities will exceed our insurance coverage and we may be unable to retain adequate liability insurance in the future. Although we have entered into product liability indemnity agreements with many of our vendors, we cannot assure you that we will be able to collect payments sufficient to offset product liability losses or in the case of our private label products, collect anything at all.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

See Part II. Item 2 above.

Item 6. Exhibits

Index to Exhibits

31.1 Certifications of the President pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2 Certifications of the Treasurer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1 Certifications of President pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certifications of Treasurer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 20, 2008 on its behalf by the undersigned, thereunto duly authorized.

Adrenalina

By:	/s/ Ilia Lekach
Ilia Lekach
Chief Executive Officer

By:	/s/ Jeffrey Geller
Jeffrey Geller
Chief Financial Officer