Form 10QSB/A
period 2007-09-30
Adrenalina
filed 2008-06-05
CIK 1398235

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-QSB/A

(Mark One)
[x] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended September 30, 2007

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the
Transition Period from ________ to ___________

ADRENALINA formerly known as Basic Services, Inc.
(Name of Small Business Issuer in its Charter)

Nevada	000-52675	20-8837626
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

20855 NE 16 Avenue, Suite #C-16
Miami, Florida 33179

(Address of principal executive offices)
(305) 770-4488
(Issuer's telephone number)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No [X] N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of June 2, 2008, the registrant's outstanding common stock consisted of 10,873,750 shares, $0.001 par value. Authorized - 70,000,000 common voting shares. No preferred shares issued, 5,000,000 authorized.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Changes in Securities and Use of Proceeds	15

Item 3.	Defaults upon Senior Securities	15

Item 4.	Submission of Matters to a Vote
	of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits and Reports on Form 8-K	15

Signatures		16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Basic Services, Inc.
(A Development Stage Company)
Condensed Balance Sheets
As of September 30, 2007 and April 30, 2007

	September 30,	April 30,
	2007	2007
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$1	$1
Total current assets	1	1
Total assets	$1	$1
Liabilities and Stockholders' Equity
Stockholders' equity:
Common stock, $0.001 par value, 70,000,000
shares authorized, 10,873,750, issued and
outstanding	10,873	10,873
Subscription note receivable	(8,695)	(10,547)
Deficit accumulated during development
stage	(2,177)	(325)

Total stockholders’ equity	1	1

Total liabilities and stockholders’ equity	$1	$1

See accompanying notes to the condensed financial statements.

Basic Services, Inc.
(A Development Stage Company)
Condensed Statements of Operations

For the two and five months ended September 30, 2007 and

For the period March 28, 2007 (Inception) to September 30, 2007

(Unaudited)

	For the two	For the five	March 28, 2007
	months ended	months ended	(inception) to
	September 30,	September 30	September 30,
	2007	2007	2007
Revenue	$-	$-	-

Expenses:
Organizational Costs	-	-	325
General & Administrative	-	1,852	1,852

Total expenses	-	1,852	2,177
Net loss	$-	$(1,852)	(2,177)

Weighted average number of
common shares outstanding	10,873,750	10,873,750	10,873,000

Net loss per share	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to the condensed financial statements.

Basic Services, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity

For the period from March 28, 2007 (Inception) to September 30, 2007

(Unaudited)

				Deficit Accumulated
	Common Stock		Subscription	During the
	Shares	Amount	Receivable	Development Stage	Stockholders’ Equity

March 28, 2007 - Issuance of
Common Stock	10,873,000	$10,873	$(10,873)	$-	$-

August 13, 2007 - Stock Dividend
1-for-1 stock split	10,873,000	10,873	-	(10,873)	-

August 13, 2007 - Spin off of
subsidiary Generic Marketing
Services, Inc.	(10,873,000)	(10,873)	-	10,873	-

Repayment of Subscription note	-	-	2,178	-	2,178

Net Loss	-	-	-	(2,177)	(2,177)

Balance - September 30, 2007	10,873,000	$10,873	$(8,695)	$(2,177)	$1

See accompanying notes to the condensed financial statements.

Basic Services, Inc.
(A Development Stage Company)
Statement of Cash Flow

For the five months ended September 30, 2007 and for the period from March 28, 2007 (Inception) to September 30, 2007

(Unaudited)

	For the five	March 28, 2007
	months ended	(inception) to
	September 30,	September 30,
	2007	2007
Cash flows from operating activities:
Net loss	$(1,852)	$(2,177)

Adjustments to reconcile net
loss to net cash used by
operating activities	-	-

Net cash used by operating activities	(1,852)	(2,177)

Cash flows from operating activities:

Repayment of subscription note	1,852	2,178

Net cash provided by financing activities	1,852	2,178

Net increase in cash	-	1
Cash - beginning	1	-

Cash - ending	$1	1

Supplemental disclosures of non-cash items:
Issuance of common stock	$-	$10,873

Issuance of subscription note
for common stock	$-	$10,873

See accompanying notes to the condensed financial statements.

Basic Services, Inc.
(a development stage company)
Condensed Notes to the Financial Statements

Note 1 - Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

The accompanying condensed financial statements for the two months and five months ended September 30, 2007, are unaudited except for the balance sheet information at April 30, 2007, which is derived from the audited financial statements filed on May 9, 2007 in the Company’s SB-2 registration statement for the period ended April 30, 2007. These statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements included in the Company’s SB-2 registration statement for the year ended April 30, 2007.

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

On August 13, 2007, the Company formed and spun-off a wholly-owned subsidiary, Generic Marketing Services, Inc. a Nevada corporation to its shareholders of record, in a one-for-one special stock dividend. Following the spin-off, the Company did not retain any ownership in Generic Marketing Services, Inc.

On September 30, 2007 the Company changed its year-end to December 31 from April 30. As such the corresponding unaudited financial statements are based on a two month interim period.

Earnings per share

The Company computed basic and diluted loss per common share by dividing the losses applicable to common stock by the weighted average number of basic and diluted common shares outstanding. The Company’s basic and fully diluted EPS calculation for the two months and five months ended September 30, 2007, respectively are the same since the Company did not have any dilutive common stock equivalents in each of the periods shown.

Reclassifications

Certain amounts from prior financial statements and related notes have been reclassified to conform to the current period presentation.

Basic Services, Inc.
(a development stage company)
Condensed Notes to the Financial Statements - continued

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September, 2007, the Company has recognized no revenues and has accumulated operating losses of approximately $2,177 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management is currently evaluating other sources to raise equity capital and finance the operating and capital requirements of the Company. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Shareholders Equity

On March 28, 2007, the company issued a $10,873, non-interest bearing, demand note to its shareholders related to the issuance of their common shares. During the period ended September 30, 2007, $2,178 of this note was repaid.

On August 13, 2007, the Company formed and spun-off our wholly-owned subsidiary, Generic Marketing Services, Inc. to its shareholders of record, in a one-for-one special stock dividend. As of the date of the spin-off, Generic Marketing Services, Inc. did not have any assets, liabilities or operations. Additionally, the Company did not retain any ownership in Generic Marketing Services, Inc.

Note 4 - Subsequent Events

Business Combination

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

For accounting purposes, this transaction was accounted for as a reverse acquisition, since the stockholders of Adrenalina own a majority of the issued and outstanding shares of common stock of BSI and the directors and executive officers of Adrenalina became the directors and executive officers of BSI. Immediately prior to the acquisition the Company distributed of all the assets and liabilities of the pharmaceutical operations to its shareholders, which had no carrying value.

The following tables summarize the (unaudited) pro forma consolidated balance sheet and statement of operations of BSI and LQD Adrenalina LLC assumes the merger with LQD Adrenalina occurred on January 1, 2007.

The Company will include the results of operations of LQD Adrenalina, LLC in their 10-KSB for the year ended December 31, 2007.

Basic Services, Inc.
(a development stage company)
Condensed Notes to the Financial Statements - continued

Note 4 - Subsequent Events - continued

Basic Services, Inc. (BICV) Pro Forma Combined Balance Sheet as of September 30, 2007

			Pro Forma		Pro Forma
	BICV	ADRE	Adjustments		Combined
Assets
Current assets
Cash and cash equivalents	$1	$6,427	(1)	(A)	$6,427
Accounts receivable, net	—	19,258	—		19,258
Inventory and film costs, net	—	1,338,225	—		1,338,225
Notes receivable - related party	—	728,518	—		728,518
Other assets	—	1,384,354	—		1,384,354
Total current assets	1	3,476,782			3,476,782

Non-current film costs, net	—	932,545	—		932,545
Property & equipment, net	—	2,971,423	—		2,971,423
Intangible assets, net	—	250,444	—		250,444
Total Assets	$1	$7,631,194	(1)		$7,631,194

Liabilities and Stockholders Equity
Current liabilities
Accounts payable and
accrued liabilities	$—	$981,355	—		$981,355

Current portion - related party notes	—	4,177,257	—		4,177,257
Total current liabilities	—	5,158,612			5,158,612

Total Liabilities	—	5,158,612	—		5,158,612

Stockholders’ Equity

Common stock	$2,178	$—	17,275(A)	(B)	19,453
Additional paid in capital	—	—	8,959,364(A)	(B)	8,959,364
Membership interest	—	8,978,817	(8,978,817)	(B)	—
Accumulated deficit	(2,177)	(6,506,235)	2,177	(A)	(6,506,235)
Total Stockholders’ Equity	1	2,472,582	(1)	(A)	2,472,582

Total Liabilities and Stockholders’ Equity	$1	$7,631,194	(1)		$7,631,194

(A)
This Pro Forma adjustment is comprised of a recasting of the remaining amount due of $8,695 for the common stock issued to the shareholders of Basic Services, Inc., the subsequent cancellation of 9,773,750 shares of common stock and the distribution of the remaining assets of Basic Services, Inc., on the date of the reverse merger.

(B)
This Pro Forma adjustment to stockholders’ equity is comprised of the issuance of 18,000,000 shares of common stock to the existing members of LQD Adrenalina, LLC in exchange for their membership interest in LQD Adrenalina, LLC; the issuance of 353,000 shares of common stock to Gilford Securities and the recapitalization of the remaining membership interest in LQD Adrenalina, LLC to additional paid in capital.

Basic Services, Inc.
(a development stage company)
Condensed Notes to the Financial Statements - continued

Note 4 - Subsequent Events - continued

Basic Services, Inc. (BICV) Pro Forma Combined Statements of Operations for the Nine Months Ended September 30, 2007

			Pro Forma		Pro Forma
	BICV	ADRE	Adjustments		Combined
Total revenues	$—	$2,481,838	—		$2,481,838
Costs of revenues	—	1,795,601	—		1,795,601

Gross margin	—	686,237	—		686,237

Operating expenses
Selling, general and administrative	2,177	3,437,933	(2,177)(A	)	3,437,933
Depreciation and amortization	—	734,692	—		734,692
Total operating expenses	2,177	4,172,625	(2,177)		4,172,625

Net Loss	$2,177	$3,486,388	(2,177)		3,486,388

Loss Per Common Share
Basic	$(0.00)	$—			$(0.18)
Diluted	$(0.00)	$—			$(0.18)

Weighted Average Shares Outstanding
Basic	10,873,750	—	8,579,250(A)	(B)	19,453,000
Diluted	10,873,750	—	8,579,250(A)	(B)	19,453,000

(A)
Represents the inception to date losses of Basic Services, Inc., prior to the reverse merger. These losses were funded by the existing shareholders of Basic Services, Inc. at the date of the merger and subsequent cancellation of 9,773,750 of the Company’s common stock.

(B)
This Pro Forma adjustment to stockholders’ equity is comprised of the issuance of 18,000,000 shares of common stock to the existing members of LQD Adrenalina, LLC in exchange for their membership interest in LQD Adrenalina, LLC; the issuance of 353,000 shares of common stock to Gilford Securities and the recapitalization of the remaining membership interest in LQD Adrenalina, LLC to additional paid in capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note about Forward-Looking Statements

Forward-Looking Statements

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-QSB or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe,” “anticipate,” “expect,” “estimate,” “predict,” “intend,” “plan,” “project,” “will,” “will be,” “will continue,” “will result,” “could,” “may,” “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, including our plans to open new stores, our efforts to increase our gross margins and create a return on invested capital, plans to grow our private label business, projections of our future profitability, results of operations, capital expenditures or our financial condition or other “forward-looking” information and includes statements about revenues, earnings, spending, margins, liquidity, store openings and operations, inventory, private label products, our actions, plans or strategies. We are including this cautionary statement in this report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us.

The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for fiscal 2007 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: our ability to access adequate capital; the potential impact of natural disasters or national and international security concerns on us; risks related to the economic impact or the effect on the U.S. relating to instability and conflict in the Middle East or elsewhere; risks relating to the implementation of new management information systems; factors associated with our pursuit of strategic acquisitions; risks and uncertainties associated with assimilating acquired companies; risks associated with the loss of our key executives, changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular; our ability to repay or make the cash payments under our senior convertible notes; changes in our business strategies; any factor described under Part II-Item 1A Risk Factors in our Form 10-QSB filings and other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission.

In addition, we operate in a rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We do not assume any obligation and do not intend to update any forward-looking statements except as may be required by securities laws.

Overview

We were organized on March 28, 2007 (Date of Inception) under the laws of the State of Nevada, as Basic Services, Inc. a wholly owned subsidiary of Eaton Laboratories, Inc., ("Eaton"), a Nevada corporation.

On March 30, 2007, Eaton entered into an Acquisition Agreement and Plan of Merger with Hydrogen Hybrid Technologies, Inc. ("HHT"), a privately-held Canadian corporation. Pursuant to the terms of the Agreement, HHT acquired Eaton, and Eaton agreed to spin off its wholly-owned subsidiary, Basic Services, Inc.

At the date of the spin-off, Eaton retained no ownership in Basic Services, Inc. Further, we are no longer a subsidiary of Eaton. At the time of spin off, all of the assets and liabilities of the pharmaceutical operations of Eaton Laboratories were transferred into Basic Services, Inc.

On August 13, 2007, we formed and spun-off our wholly-owned subsidiary, Generic Marketing Services, Inc. to our shareholders of record, in a one-for-one special stock dividend. As of the date of the spin-off, Generic Marketing Services, Inc. did not have any assets, liabilities or operations. Additionally, we did not retain any ownership in Generic Marketing Services, Inc.

Business of Registrant

Basic Services is a developmental stage company which held certain pharmaceutical operations and patents until October 26, 2007 when it distributed these rights to its shareholders. Concurrent with this distribution we entered into an agreement with LQD Adrenalina, LLC whereas we would issue 18,000,000 shares of our common stock for a 100% interest in LQD Adrenalina, LLC’s operations.

LQD Adrenalina, LLC operates a retail entertainment, media and publishing company that is focused on the nature and wellness lifestyle surrounding outdoor, adventure and extreme sports. LQD Adrenalina, LLC operates one store that opened during 2006 and has plans to open a second store in the current year and expand five to seven new stores during 2008.

Based on this change in our operations our new business strategy will be to provide our retail customers with an extensive selection of high quality, brand name merchandise at competitive prices with a high level of customer service.

Basic has experienced operating losses, of $2,177 since inception on March 28, 2007 through the period ended September, 2007. These financial statements have been prepared assuming that we will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations.

Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The presentation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, the valuation of deferred tax assets and liabilities, and contingent liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.

General

Accounting Items

Results of Operations

During the five month period ended September, 2007, we have not generated any revenues and incurred a net loss of $1,852. These expenses represented general and administrative expenses. Since our inception, on March 28, 2007, we have not generated any revenues and incurred a net lost $2,177. Currently our Management is paying current expenses as a reduction in their subscription note. Our Management plans to continue repaying their note to the Company or additionally fund operations over the next twelve months.

Plan of Operation

Management does not believe that the Company will be able to generate any significant profit during the coming year. Management additionally believes developmental and marketing costs will exceed any anticipated revenues for the coming year.

As of September 30, 2007 we considered ourselves a developmental stage company which held certain pharmaceutical operations and patents. On October 26, 2007 we distributed all of our pharmaceutical operations to our shareholders. Concurrent with this distribution we entered into an agreement with LQD Adrenalina, LLC where we issued 18,000,000 shares of our common stock for a 100% interest in LQD Adrenalina, LLC’s operations.

LQD Adrenalina, LLC operates a retail entertainment, media and publishing company that is focused on the nature and wellness lifestyle surrounding outdoor, adventure and extreme sports. Currently, LQD Adrenalina, LLC operates one store that opened during 2006 and has plans to open a second store in the current year and expand five to seven new stores during 2008.

Based on our operating history and the current period losses for LQD Adrenalina, LLC we do not believe that we can sustain ourselves for the next twelve months without additional debt or financing. The operations of our Company, and the operations of LQD Adrenalina, LLC have historically been funded through related party borrowings. Management’s current plans to generate cash flow include expanding the Company’s operations through raising additional capital through debt or equity offerings in an effort to fund the Company’s anticipated expansion. There is no assurance additional capital or debt financing will be available to the Company on acceptable terms. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of September, 2007, the Company has 10,873,750 shares of common stock issued and outstanding.

Our Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

As a result of our Company's current limited available cash, no officer or director received compensation through the year-end ended April 30, 2007 and through the five months ending September, 2007. Additionally, our officers or directors did not receive stock options or other non-cash compensation since the Company's inception through September, 2007. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation.

Market Information

Basic Services, Inc. common stock is traded on the OTC-Bulletin Board under the symbol "BICV." To date, there has been no market for the BICV shares.

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

There were no significant changes in internal controls or in other factors that could be reasonably likely to materially affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses in internal controls, during the period covered by this report.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a controls system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our SB-2 registration statement for the year ended April 30, 2007, as filed with the Securities and Exchange Commission on May 9, 2007, which could materially affect our business, financial condition, financial results or future performance. Reference is made to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” of this report which is incorporated herein by reference.

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

ITEM 6. Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit
Number	Title of Document
31.1	Certifications of the Chief Executive Officer pursuant to Section
302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Chief Financial Officer pursuant to Section
302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C.
Section 1350 as adopted pursuant to Section 906 of the Sarbanes
Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C.
Section 1350 as adopted pursuant to Section 906 of the Sarbanes
Oxley Act of 2002.

b) Reports on Form 8-K

None filed during the quarter ended September, 2007.

c) Subsequent Reports on Form 8-K

The Company filed a Current Report dated August 7, 2007, pursuant to Item 8.01 ("Other Events") announcing the declaration of a special stock dividend through which Basic Services, Inc. will spin off its wholly-owned subsidiary, Generic Marketing Services, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Basic Services, Inc.
 Registrant

By:	/s/ Ilia Lekach
Name: Ilia Lekach Title: CEO/Director

Dated:	June 2, 2008

By:	/s/ Jeffrey Geller
Name: Jeffrey Geller Title: CFO/Director

Dated:	June 2, 2008