Form 10-Q
period 2008-06-30
Adrenalina
filed 2008-08-14
CIK 1398235

U.S. SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

As of August 13, 2008 the registrant's outstanding common stock consisted of 20,167,921 shares, $0.001 par value. Authorized - 50,000,000 common voting shares. No preferred shares issued, 5,000,000 authorized.

ADRENALINA AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION
ADRENALINA
Condensed Consolidated Balance Sheets
June 30, 2008 and December 31, 2007

	June 30, 2008 (Unaudited)	December 31, 2007
Current Assets:
Cash and cash equivalents	$329,248	$444,843
Investments in securities available for sale	12,957	27,773
Accounts receivable, net	120,128	35,197
Merchandise inventories	1,781,096	1,678,937
Film costs, net	63,900	96,800
Prepaid expenses and other current assets	74,635	211,621
Total Current Assets	2,381,964	2,495,171
Deferred loan costs, net	635,654	643,027
Property and equipment, net	7,513,873	4,963,920
Intangible assets, net	244,444	248,444
Total Other Assets	8,393,971	5,855,391
Total Assets	$10,775,935	$8,350,562

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable and accrued liabilities	$2,559,403	$1,106,924
Shareholder advances	725,000	399,930
Current portion of convertible debentures, net of discount of $938,688 and $0, respectively	783,534	─
Total Current Liabilities	4,067,937	1,506,854
Long-Term Liabilities:
Deferred rent	2,010,022	582,114
Related party note	3,294,267	3,294,267
Convertible debentures, net of discount of $1,199,514 and $1,258,366, respectively	2,813,003	1,741,634
Total Long-Term Liabilities	8,117,292	5,618,015

Total Liabilities	12,185,229	7,124,869

Commitments and contingencies

Shareholders’ Equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 19,853,000 and 19,453,000 issued and outstanding, respectively	19,853	19,453
Additional paid-in-capital	11,960,256	10,614,128
Accumulated deficit	(13,389,403)	(9,407,888)
Total Shareholders’ Equity	(1,409,294)	1,225,693
Total Liabilities and Shareholders’ Equity	$10,775,935	$8,350,562

See accompanying notes to the condensed consolidated financial statements.

ADRENALINA
Condensed Consolidated Statements of Operations
For the Three Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Revenues:
Merchandise sales	$1,124,609	$519,780
Entertainment - other	18,197	112,300
Publishing	52,033	45,411
Total Revenues	1,194,839	677,491

Cost of Revenues:
Merchandise	542,299	238,361
Entertainment licensing fees	8,706	166,764
Production	87,710	129,529
Total Cost of Revenues	638,715	534,654

Gross Profit	556,124	142,837

Operating Expenses:
Payroll and employee benefits	684,069	390,394
Occupancy expense	769,709	173,784
Marketing and advertising expense	53,897	125,925
Professional fees	320,617	43,394
Other selling, general and administrative	91,691	158,278
Amortization	18,450	168,284
Depreciation	102,615	76,239
Total Operating Expenses	2,041,048	1,136,298

Other (Income) and Expenses:
Interest income	(274)	─
Gain on sale of available for sale securities	(21,715)	─
Interest expense	347,006	8,653
Total Other (Income) and Expenses	325,017	8,653

Net Loss	$(1,809,941)	$(1,002,114)

Net loss per share	$(0.09)	$(0.05)

Weighted average common shares used in calculation of per share data	19,747,505	19,100,000

See accompanying notes to the condensed consolidated financial statements.

ADRENALINA
Condensed Consolidated Statements of Operations
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Revenues:
Merchandise sales	$2,189,820	$971,721
Entertainment - related party	─	282,219
Entertainment - other	34,829	194,200
Publishing	86,908	91,612
Total Revenues	2,311,557	1,539,752

Cost of Revenues:
Merchandise	1,188,726	491,567
Entertainment licensing fees	19,613	531,240
Production	141,405	227,847
Total Cost of Revenues	1,349,744	,1,250,549

Gross Profit	961,813	289,203

Operating Expenses:
Payroll and employee benefits	1,130,625	843,182
Occupancy expense	1,739,407	458,291
Marketing and advertising expense	88,586	239,097
Professional fees	525,730	99,478
Other selling, general and administrative	296,002	378,467
Amortization	36,900	336,569
Depreciation	205,231	150,627
Total Operating Expenses	4,022,481	2,505,711

Other (Income) and Expenses:
Interest income	(296)	(1,029)
Loss on sale of available for sale securities	67,740	─
Interest expense	853,403	8,653
Total Other (Income) and Expenses	920,847	7,624

Net Loss	$(3,981,515)	$(2,224,132)

Net loss per share	$(0.20)	$(0.12)

Weighted average common shares used in calculation of per share data	19,600,253	19,100,000

See accompanying notes to the condensed consolidated financial statements.

ADRENALINA
Condensed Consolidated Statements of Equity
For the Six Months Ended June 30, 2008
(Unaudited)

	Common Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit)	Total Equity

Balance at December 31, 2007	19,453,000	$19,453	$10,614,128	$(9,407,888)	$1,225,693

Issuance of warrants with beneficially convertible debt	─	─	1,044,789	─	1,044,789

Issuance of common stock	400,000	400	299,600	─	300,000

Share-based compensation	─	─	1,739	─	1,739

Net loss	─	─	─	(3,981,515)	(3,981,515)

Balance at June 30 , 2008 (Unaudited)	19,853,000	$19,853	$11,960,256	$(13,389,403)	$(1,409,294)

See accompanying notes to the condensed consolidated financial statements.

ADRENALINA
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash from Operating Activities:
Net loss	$(3,981,515)	$(2,224,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	258,580	487,197
Amortization of discount on convertible debenture	454,020	─
Deferred loan amortization	82,020	─
Deferred compensation expense	1,315	─
Deferred Rent Expense	1,427,908	─
Loss on sale of investments	67,740	─
Changes in assets and liabilities:
Accounts receivable	(84,931)	128,376
Merchandise inventories	(102,159)	(214,439)
Prepaid expenses and other assets	136,986	55,389
Accounts payable and accrued liabilities	1,452,479	332,288
Total Adjustments	3,693,958	788,811
Net Cash Used in Operating Activities	(287,557)	(1,435,321)

Cash Flows from Investing Activities:
Incurred film costs	─	(625,190)
Purchases of investments in available for sale securities	(3,501,189)	─
Proceeds from sales of investments in available for sale securities	3,448,264	─
Purchase of property and equipment, net	(2,755,183)	(1.148.614)
Net Cash Used in Investing Activities	(2,808,108)	(1,773,804)

Cash Flows from Financing Activities:
Repayments of notes receivable - related parties	─	(1,366,790)
Proceeds from related party notes	325,070	4,432,981
Repayment of affiliate note receivable	─	(25,304)
Proceeds from sale of common stock	300,000	─
Deferred loan costs	(145,000)	─
Proceeds from convertible note payable	2,500,000	─
Net Cash Provided by Financing Activities	2,980,070	3,040,887

Net Increase in Cash and Cash Equivalents	(115,595)	(168,237)

Cash and Cash Equivalents - Beginning of Period	444,843	297,801

Cash and Cash Equivalents - End of Period	$329,248	$129,564

See accompanying notes to the condensed consolidated financial statements.

ADRENALINA
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$60,540	$	─

Supplemental Disclosure of Non-Cash Information:
Issuance of warrants with convertible debt	$843,748	$	─

Effect of beneficial conversion feature	$201,041	$	─

See accompanying notes to the condensed consolidated financial statements.

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
Note 1 - Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business and Basis of Consolidation

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2008 and June 30, 2007, are unaudited except for the balance sheet information at December 31, 2007, which is derived from the audited consolidated financial statements filed on April 15, 2008 in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Adrenalina (the “Company” or “Adrenalina”), f/k/a LQD Adrenalina, LLC, was formed as a privately-held Limited Liability Company headquartered in Miami, Florida on September 13, 2004.

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
Six Months Ended June 30, 2008 and 2007
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
Entertainment: theatrical and TV film and music production and distribution
Publishing: extreme sports and music oriented periodical publishing and distribution.

As of June 30, 2008 and December 31, 2007, the consolidated financial statements include the company and all wholly-owned subsidiaries. All intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

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

Recent Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. 157-2, which deferred the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. Accordingly, our adoption of this standard on January 1, 2008 was limited to financial assets and liabilities. The adoption of SFAS 157 did not have a material effect on our financial condition or results of operations. The Company is still in the process of evaluating this standard with respect to its effect on non-financial assets and liabilities and therefore has not yet determined the impact that it will have on our financial statements upon full adoption in 2009. Non-financial assets and liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in impairment testing.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of SFAS 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for our financial instruments is expected to be limited.

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007

Note 1 - Description of Business, Basis of Presentation and Summary of Significant Accounting Policies
(Continued)

Recent Accounting Standards - continued

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements - an amendment of ARB No. 51. SFAS No. 160 requires the Company to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the implementation of SFAS No. 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS No. 161 to have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

In May 2008 the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting APB 14-1 on it consolidated financial statements.

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007

Note 1 - Description of Business, Basis of Presentation and Summary of Significant Accounting Policies
(Continued)

Recent Accounting Standards - continued

In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present in Conformity With GAAP,” FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s results of operations, financial condition or liquidity.

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

Summary of Significant Accounting Policies

Accounts Receivable

Accounts receivable, including credit card receivables, represent amounts currently due to the Company under contractual obligations or for services performed. When necessary, the Company evaluates and maintains an allowance for these accounts to reduce such balances to the amount deemed collectible. At June 30, 2008 and December 31, 2007, the Company recorded an allowance for doubtful accounts of approximately $35,000 and $2,100, respectively.

Investments in Securities Available for Sale

The Company’s investments in marketable securities are classified as available for sale, reported at fair market value, and unrealized gains and losses (if any) would be reported as a component of other comprehensive income. Recognized gains and losses from sales of marketable securities or other than temporary declines in value, if any, are reported in other income and expense as incurred. As of June 30, 2008 and December 31, 2007, the cost of such investments, approximated fair value.

Revenue Recognition

Retail

Revenue for sales of merchandise is recognized when merchandise is sold and delivered to the customer. The Company maintains a reserve for product returns and discounts. Retail revenue also includes income from its point-of-sale entertainment attraction, the Flow Rider ®. Revenue from the FlowRider ® is recorded at the time services are provided to the customer. Retail revenue is reported net of sales tax which amounted to approximately $60,500, $112,100, $32,700 and $63,800 for the three and six month periods ended June 30, 2008 and 2007, respectively.

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007

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

During the three and six month periods ended June 30, 2007, the total value of the recorded barter transactions was $82,900 and $166,000, respectively. (The Company did not have any such transactions for the three and six month periods ended June 30, 2008).

Gift Cards

Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote. At June 30, 2008 and December 31, 2007 the Company had recorded gift card liabilities of approximately $22,000 and $43,000, respectively.

Advertising Costs

The Company expenses advertising costs when incurred. Advertising expense incurred during the three and six month periods ended June 30, 2008 and 2007 was $53,900, $88,600, $125,900 and $239,100, respectively. Additionally, the Company included in advertising expense bartered transactions with broadcasters, in which the Company provides its film for broadcast and receives in return air time which is used to promote their products.

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

Earnings per share

The Company computed basic and diluted loss per common share by dividing the losses applicable to   common stock by the weighted average number of basic and diluted common shares outstanding. The Company’s basic and diluted EPS calculation for the three and six month periods ended June 30, 2008 and 2007, respectively are the same since the number of shares that would be included in the dilutive calculation from assumed exercise of common stock equivalents would have been antidilutive due to the net loss in each of the periods reported. For the three and six month periods ended June 30, 2008 the Company excluded 1,233,404 and 1,231,821 common shares from it’s earnings per share calculation. The Company did not have dilutive shares during the three and six month periods ended June 30, 2007.

Reclassifications

Certain amounts from prior consolidated financial statements and related notes have been reclassified to conform to current year presentation.

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements

Note 2 — Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company continued to incur significant operating losses through the six months ended June 30, 2008 which raise substantial doubt about the Company’s ability to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses of approximately $3,981,500 and $2,224,100 for the six months ended June 30, 2008 and 2007, respectively. Additionally, the Company has used cash flows in operations of approximately $288,000 and $1,435,000 for the six months ended June 30, 2008 and 2007, respectively. The operations of the Company have been funded through related party borrowings, contributed capital and convertible debentures. Management’s plans to generate cash flow include expanding the Company’s operations through additional store openings and raising additional capital through debt or equity offerings in an effort to fund the Company’s anticipated expansion. There is no assurance additional capital or debt financing will be available to the Company on acceptable terms. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.Six Months Ended June 30, 2008 and 2007

Note 3 — Property and Equipment

Major categories of property and equipment at June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008	December 31, 2007

Leasehold improvements	$2,227,698	$2,162,295
Furniture, fixtures and equipment	1,764,463	1,747,462
Software	92,128	90,978
Vehicles	15,000	15,000
Construction in process	1,534,895	35,929
Deposits on FlowRider ® equipment purchase contracts	2,509,163	1,336,500

	8,143,347	5,388,164
Less: accumulated depreciation and amortization	(629,474)	(424,244)

Total property and equipment	$7,513,873	$4,963,920

Depreciation expense totaled approximately $102,600, $205,200, $76,200 and $150,600 for the three and six month periods ended June 30, 2008 and 2007, respectively.

Note 4 — Long-term Debt

Related party note

On November 1, 2007 the Company issued a $3,294,267, 5% note payable to a shareholder, with monthly payments of $94,122 commencing on November 1, 2010 and continuing monthly through October 2013, when the balance of unpaid principal and interest is due.

Convertible debentures

During December, 2007, the Company issued a $3,000,000 5% Senior Secured Convertible Debenture, with quarterly interest payments commencing in January 2008. Principal amounts under this debenture are payable in 18 equal monthly installments commencing the 12th month following the issuance date. The Company may also elect to make principal payments in shares of common stock if there exists an effective registration statement with respect to the shares issuable upon conversion of the Debenture. If the Company elects to make principal payments in common stock, the conversion rate will be the lesser of the then effective conversion price (see below) or 88% of the volume weighted average price for the ten consecutive trading days ending immediately prior to the applicable date a principal payment is due.

During February 2008, the Company issued a $2,500,000 5% Senior Secured Convertible Debenture, with quarterly interest payments commencing in May 2008. Principal amounts under this debenture are payable in 18 equal monthly installments commencing the 12th month following the issuance date. The Company may also elect to make principal payments in shares of common stock if there exists an effective registration statement with respect to the shares issuable upon conversion of the Debenture. If the Company elects to make principal payments in common stock, the conversion rate will be the lesser of the then effective conversion price (see below) or 88% of the volume weighted average price for the ten consecutive trading days ending immediately prior to the applicable date a principal payment is due.

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007

Note 4 — Long-term Debt - continued

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

Beneficial Conversion Feature

In connection with the December and February convertible debentures, the Company determined that a beneficial conversion feature existed on the date the notes were issued. The beneficial conversion feature related to these notes was valued as the difference between the effective conversion price (computed by dividing the relative fair value allocated to the convertible debt by the number of shares the debt is convertible into) and the fair value of the common stock multiplied by the number of shares into which the debt may be converted. These conversion features were additionally discounted due to the unregistered and restricted nature of these shares.

In accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the intrinsic value of the beneficial conversion features were recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense using the interest method. The Company recorded beneficial conversion features related to the February offering of approximately $201,000. The Company had a recorded beneficial conversion feature related to the December offering of approximately $245,000. Amortization of the beneficial conversion features, included in interest expense was $44,600 and $75,800 for the three and six months ended June 30, 2008.

Detachable Common Stock Warrants

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

The fair value of these warrants was estimated at approximately $1,056,000 and $844,000, respectively, based on the Black-Scholes option pricing model using the following assumptions: a risk free rate of 3.89% and 2.10%, respectively, an expected life of 3 years, a volatility factor of 69% and an expected dividend yield of 0%. Additionally, in accordance with the guidance of SFAS 123(R), the Company measured the fair value of the common stock at $1.10 per share on December 3, 2007, due to a relative small number of registered shares trading, primarily to insiders, and a limited history as a public company.

This value of these warrants was recorded to debt discount and is being amortized as interest expense over the period the debt is outstanding. . Amortization of the warrants, included in interest expense was $190,000 and $323,700 for the three and six months ended June 30, 2008.

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007

Note 4 — Long-term Debt - continued

Interest Expense, net

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Interest expense related to debt	$71,315	$8,653	$161,388	$8,653
Amortization of deferred financing costs	81,019	—	152,373	—
Amortization of debt discount	234,672	—	399,692	—
Liquidating Damages on debt	(40,000)	—	140,000	—
Total interest expense	$347,006	$8,653	$853,403	$8,653

Maturities of the Company’s long term debt for the next five years are as follows:
2009	$1,722,222
2010	3,500,000
2011	936,631
2012	1,129,463
2013	1,129,463
Thereafter	376,488

Total	$8,794,267

As part of the December Financing, the Company also entered into a registration rights agreement that requires it to register all of the shares issuable upon conversion of the debentures (calculated by dividing the principal debenture amount by the conversion price) and exercise of the warrants. Since the Company failed to cause the registration statement to be declared effective within 180 days after the closing dates, it became subject to liquidating damages. On August 12, 2008 the Company entered into an agreement with the holders pursuant to which the holders waived any (i) cash payments due as liquidated damages and (ii) default by the Company as a result of the non-effectiveness of the registration statement in consideration for the issuance to them of 148,254 shares of restricted common stock. As such the Company has accrued approximately $140,000 of liquidating damages, based on the fair value of recent sales of restricted common stock, which is included in the accrued liabilities as of June 30, 2008.

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007

Note 5 — Commitments and Contingencies

Operating Leases

The Company’s rent expense amounted to approximately $626,300, $1,492,700, $216,000 and $432,100 for the three and six month periods ended June 30, 2008 and 2007, respectively. The Company has various long-term noncancelable lease commitments certain of which are guaranteed by officers and shareholders of the Company, for its offices, warehouse and stores which expire through 2019. The minimum rental commitments under noncancelable long-term operating leases during the next five years are as follows:

2009	$2,886,902
2010	3,237,670
2011	3,309,245
2012	3,230,933
2013	3,240,089
Thereafter	16,494,107

Total	$32,398,946

Capital Commitments

FlowRider®

Effective April 2007, the Company entered into an exclusive five year agreement to acquire thirty-six FlowRider®, water-themed entertainment units for placement in its future mall-based retail shops in an aggregate amount approximating $21,000,000. The agreement is subject to a performance schedule governing order timing and equipment deposits. Non-refundable deposits placed as of June 30, 2008 and December 31, 2007 were $2,509,200 and $1,336,500, respectively.

Retail Locations

At June 30, 2008, the Company had signed leases and construction agreements to develop five new retail locations. Capital commitments under these agreements were approximately $4.5 million.

Litigation

The Company is involved in various claims and legal proceedings in the ordinary course of its business activities. The Company believes that any potential liability associated with the ultimate outcome of these matters will not have a material adverse effect on its financial position or results of operations.

Note 6 - Related Party Transactions

Advertising Revenue

During 2007, the Company sold advertising to Parlux, Inc, a company whose Chairman and CEO was also a 67.7% shareholder of Adrenalina. These advertising revenues amounted to approximately $0 and $282,200 for the three and six month periods ended June 30, 2007. (None for the three or six month periods ended June 30, 2008).

Related Party Note Payable

On November 1, 2007, the Company issued a 5%, $3,294,267 note to a shareholder. (see note 4)

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007

Note 7 - Concentration of Risk

Vendor Concentration

During the three and six month periods ended June 30, 2008 and 2007, retail inventories supplied by one vendor constituted approximately 29.0%, 32.6%, 4.0% and 1.6%, respectively of total purchases and 25.4% and 35.0% of total inventory as of June 30, 2008 and December 31, 2007, respectively.

FlowRider®

Sales related to the FlowRider® entertainment product, amounted to approximately $182,400, $364,200, $108,000 and $207,000 for the three and six month periods ended June 30, 2008 and 2007, respectively. These sales represented 16.2%, 16.6%, 20.8% and 21.3% of retail revenues and 15.3%, 15.8% 15.9% and 13.5% of total revenues for the three and six month periods ended June 30, 2008 and 2007, respectively.

Note 8 - Income Taxes

The Company has fully reserved its U.S. net deferred tax assets as of June 30, 2008 due to the uncertainty of future taxable income. The Company has U.S. net operating loss carry-forwards of approximately $3,102,000 which will expire through 2028 and state net operating loss carry-forwards of approximately $3,407,000 which will expire through 2028.

Note 9 - Warrants

The following is a summary of the status of all of the Company’s stock warrants for the year ended December 31, 2007 and the six months period ended June 30, 2008:

	Number of Shares	Weighted-Average Exercise Price

Outstanding at January 1, 2007	—	$—
Granted	4,000,000	2.00
Exercised	—	—
Cancelled	—	—
Outstanding at December 31, 2007	4,000,000	2.00
Granted	3,333,333	2.00
Exercised	—	—
Cancelled	—	—
Outstanding at June 30, 2008	7,333,333	2.00
Warrants exercisable at December 31, 2007	4,000,000	2.00
Warrants exercisable at June 30, 2008	7,333,333	$2.00

The following tables summarize information about stock warrants outstanding and exercisable at June 30, 2008:

	Stock Warrants Outstanding
Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
$2.00	7,333,333	4.5	$2.00
	7,333,333	4.5	$2.00

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007

Note 9 - Warrants - continued

	Stock Warrants Exercisable
Exercise Prices	Number of Shares Exercisable	Weighted-Average Exercise Price
$2.00	7,333,333	$2.00
	7,333,333	$2.00

Note 10 - Share-Based Compensation

On February 28, 2008, the Company granted 20,000 options to certain non-employee directors, to acquire common stock during a five-year period at $1.50 per share. The directors’ options vested over a five-year period at the annual rate of 4,000 shares per year. The fair value of the options at the grant date was determined to be $11,300.  The directors’ options are being expensed as share-based compensation over the applicable vesting periods.

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

Included in compensation expense for the three and six months ended June 30, 2008, are $1,315 and $1,739 of share-based compensation relating to the options issued in February 2008. The Company did not have any share-based compensation during the three and six months ended June 30, 2007.

Note 11 - Common Stock

During April 2008 the Company sold 400,000 shares of its common stock, in a Securities Purchase Agreement to an accredited investor, at $0.75 per share.

Note 12 - Subsequent Events

In July 2008, the Company entered into a Securities Purchase Agreement to sell certain accredited investors 166,667 shares of common stock and 83,334 warrants to purchase shares of common stock at $1.50 per share, for the sum of $250,000. Professional fees paid in connection with a finders fee and related legal expenses were $32,000.

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

Overview

Adrenalina is a retail, entertainment, media and publishing company that is focused on the nature and lifestyle surrounding extreme sports and outdoor adventures. We are also the nation's first and only retailer that has enhanced the retail shopping experience, with our particular mix of shopping and entertainment that includes the FlowRider®. Currently we have two stores open and are in the process of opening 5 additional stores during 2008 and the first quarter of 2009.

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

Merchandise Inventories—Merchandise inventories are valued at the lower of cost or market, with cost determined using a weighted average method. Included in our cost basis are costs incurred in making inventories available for sale in our stores, such as freight and other distribution costs. We utilize perpetual inventory records to value inventory in our stores. Physical inventory counts are performed during each fiscal quarter and we adjust our perpetual records based on the results of the physical counts. Cost is calculated based upon the purchase order cost of an item at the time it is received by us, reconciled to actual vendor invoices, and also includes the cost of warehousing, handling, purchasing, and transporting the inventory to the stores. The cost of warehousing, handling, purchasing, and transporting, as well as vendor allowances, are recognized through cost of sales when the inventory is sold.  Due to systems limitations, it is impracticable for us to assign specific costs and allowances to individual units of inventory. As such, to properly match net costs against the related revenues, we must use all available information to appropriately estimate the costs and allowances to be deferred and recognized each period. Our estimate of when inventory is sold affects the deferral, and subsequent income statement recognition, of costs incurred in preparing inventory for sale and represents the most significant estimate in that calculation; any changes in this estimate could have a material impact on the financial statements.  Vendor allowances, which primarily represent volume rebates and cooperative advertising funds, are recorded as a reduction of the cost of the merchandise inventories. We earn vendor allowances as a consistent percentage of certain merchandise purchases with no minimum purchase requirements. We did not have any vendor allowance programs in fiscal 2008 and 2007 that were based on purchase volume milestones.

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

Intangible Assets— We perform annual impairment tests of our intangible assets by comparing the book values of our reporting units to their estimated fair values. The estimated fair values of our reporting units are computed using estimates that include a discount factor in valuing future cash flows. There are assumptions and estimates underlying the determination of fair value and any resulting impairment loss. Another estimate using different, but still reasonable, assumptions could produce different results.

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

Gift cards— We record a gift card liability on the date we issue the gift card to the customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. Gift card breakage is recorded as revenue based on an estimated amount of gift cards that are expected to go unused that are not subject to escheatment. For the periods ended June 30, 2008 and December 31, 2007, we did not record an estimate for breakage due to our limited history and the overall estimated materiality for gift cards expected to remain unused.

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

Internet Sales— - Revenue from internet sales are recognized upon estimated receipt by the customer.

Barter— From time to time and in the normal course of operations we enter into various barter transactions whereby, we exchange programming product for advertising time that we can use or resell. Generally, this advertising time is provided to us by broadcasting companies in the United States and Central and South America. For all recorded barter transactions we record the fair value of the related programming products based on comparable arrangements in the broadcast areas or from our existing contracts. These transactions are accounted for at the time the programming is broadcast and the advertising is used.

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

	For the six months ended
	June 30,	June 30,
(Amounts in thousands of dollars)	2008	2007
Retail Sales	$2,190	972
Cost of sales	$1,189	492
Gross profit	45.7%	49.4%

Entertainment	$35	476
Cost of sales	$20	531
Gross profit	42.9%	(11.6)%

Publishing	$87	92
Cost of sales	$141	228
Gross profit	(62.7)%	(147.8)%

Total Sales	$2,312	1,533
Cost of sales	$1,340	1,251
Gross profit	42.0%	18.4%

Results of Operations

Three Months Ended June 30, 2008 compared to June 30, 2007

Net Revenues. Net revenues for the three months ended June 30, 2008 increased $517,300 or 76.4% as compared to the three months ended June 30, 2007, primarily due to increased volume in retail operations as we had an additional store which opened in December 2007. Revenues from our retail stores amounted to $1,124,600 for the three months ended June 30, 2008 as compared to $519,800 for the three months ended June 30, 2007 resulting in an increase of $604,800 or 116.4%. Revenues from entertainment and publishing were $18,200 and $52,000 for the three months ended June 30, 2008 as compared to $112,300 and $45,400 for the three months ended June 30, 2007; resulting in a total decrease of $87,500 in entertainment and publishing revenue from the same period in 2007. This decrease is attributable to a shift in corporate strategy from a film based entertainment company to one focused on expanding its revenue base primarily through merchandise sales and entertainment via retail operations nationwide.

Gross Margin. Our Gross Margin for the three months ended June 30, 2008 increased $413,300 to $556,100 from $142,800 for the three months ended June 30, 2007. This increase of 289.3% is principally due to a greater volume of retail sales as media entertainment activity decreased.

Payroll and Employee Benefits. Payroll and employee benefits increased to $684,100 for three months ended June 30, 2008 from $390,400 for the three months ended June 30, 2007, an increase of $293,700 or 75.2%. This increase is primarily attributable to additional employees to support the retail operations and an increase in support personnel in anticipation of increased operations.

Occupancy Expense. Occupancy expense includes rent, utilities, insurance and other costs necessary for the occupancy of the stores and main office. During the three months ended June 30, 2008 this cost increased to $769,700 from $173,800 or 342.9% from the three months ended June 30, 2007. This increase is primarily due an increase in rent expense related to the additional leases signed by us during the fourth quarter of 2007 and our second store which opened during December 2007, as well as an increase in our rent expense of $620,600 during the three months ended June 30, 2008 as compared to zero for the three months ended June 30, 2007.

Other Selling, General and Administrative Expenses. Other Selling, general and administrative expenses are primarily made up of marketing and advertising expenses, professional fees, bad debt expense, amortization expense, depreciation expense and cost related to maintaining our patents and trademarks. For the three months ended June 30, 2008 these costs increased by $15,200, a increase of 2.6% from the three months ended June 30, 2007. This change was mainly comprised of additional professional fees of $277,200, related to our annual audit, residual merger related expenses and registration statement expenses, offset by a decrease in amortization expense on our film products of $149,800 and a decrease in marketing and advertising of $72,000 from the three months ended June 30, 2007.

Net Loss. The net loss from operations for three months ended June 30, 2008 increased to $1,810,000 from $1,002,100 for the three months ended June 30, 2007, an increase of $807,900 or 80.6%. This increase is primarily due to an increase interest expense of $338,300 on our convertible debentures from amortization of the debt discount and an increase in our deferred rent expense of $620,600 related to the leases we signed during the fourth quarter of 2007.

Six Months Ended June 30, 2008 compared to June 30, 2007

Net Revenues. Net revenues for the six months ended June 30, 2008 increased $771,800 or 50.1% as compared to the six months ended June 30, 2007, primarily due to increased volume in retail operations as we had an additional store opened in December 2007. Revenues from our retail stores amounted to $2,189,800 for the six months ended June 30, 2008 as compared to $971,700 for the six months ended June 30, 2007 resulting in a increase of $1,218,100 or 125.4%. Revenues from entertainment and publishing amounted to $34,800 and $86,900 for the six months ended June 30, 2008 as compared to $476,400 and $91,600 for the six months ended June 30, 2007; resulting in a decrease of $446,295 in entertainment and publishing revenue from the same period in 2007. This decrease is attributable to a shift in corporate strategy from a film based entertainment company to one focused on expanding its revenue base primarily through merchandise sales.

Gross Margin. Gross Margin for the six months ended June 30, 2008 increased $672,600 to $961,800 from $289,200, for the six months ended June 30, 2007. This increase of 232.6% from the six months ended June 30, 2008 is principally due to a greater volume of retail sales as media entertainment activity decreased.

Payroll and Employee Benefits. Payroll and employee benefits increased to $1,130,600 for six months ended June 30, 2008 from $843,200 for the six months ended June 30, 2007, an increase of $287,400 or 34.1%. This increase is primarily related to our expansion into new stores.

Occupancy Expense. Occupancy expense includes rent, utilities, insurance and other costs necessary for the occupancy of the stores and main office. During the six months ended June 30, 2008 this cost increased to $1,739,400 from $458,300 for the six months ended June 30, 2007. This increase is primarily attributable to the increase in rent expense related to the additional leases signed. Rent expense for the six months ended June 30, 2008 was $1,428,000 as compared to zero for the six months ended June 30, 2007. For the six months ended June 30, 2008 occupancy expense increased $1,281,000 or 279.5%.

Other Selling, General and Administrative Expenses. Other Selling, general and administrative expenses are primarily made up of marketing and advertising expenses, professional fees, bad debt expense, amortization expense, depreciation expense and cost related to maintaining our patents and trademarks. For the six months ended June 30, 2008 these costs decreased by $51,800, or 4.3% verse the six months ended June 30, 2007. This increase was mainly comprised of additional professional fees of $426,300, related to our annual audit, residual merger related expenses and registration statement expenses, partially offset by a decrease in the amortization expense of our film costs of $299,700 versus the six months ended June 30, 2007.

Net Loss. The net loss from operations for six months ended June 30, 2008 increased to $3,981,500 from $2,224,100 for the six months ended June 30, 2007, an increase of $1,757,400 or 79.0%. This increase is primarily due to an increase interest expense of $844,800 on our convertible debentures, an increase in our deferred rent expense of $1,428,000 offset by an increase in our gross margin of $672,610. This overall increase is primarily attributable to a change in our focus on retail stores as we expand our operations.

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

Liquidity and Capital Resources

As of June 30, 2008, the Company's current liabilities exceeded its current assets by $1,686,000. This is mainly due to retail operations under construction where the current liability is incurred during the purchase of a long term asset. At June 30, 2008, there were $998,500 in current liabilities for properties under construction.

As of June 30, 2008, the Company has cash and cash equivalents of $329,200 and net accounts receivable of $120,100, which provided available capital for operations primarily from the proceeds of the debt incurred by the Company during February 2008. The lack of available cash from the operations of the Company has an adverse impact on the Company's liquidity, activities and operations. Without realization of additional capital, it would be unlikely for the Company to execute its business plan. Management is seeking additional working capital through additional debt or equity private placements, additional notes payable to banks or related parties, or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, if at all.

During February 2008, we issued to three accredited investors our 5% Senior Secured Convertible Debentures in the principal amount of $2,500,000, most of the proceeds of that offering have already been used in connection with new store openings and equipment purchases. In addition, as of June 30, 2008, we had signed commitments to purchase equipment, build out our new store locations and committed under our lease agreements in excess of $46.6 million. Without additional funding, and the rapid generation of significant cash flow from operations, we will likely be unable to meet these commitments and we may have to curtail our operations. We are looking for additional funding which may or may not become available to us on acceptable terms. Any such funding may be in the form of equity and/or debt financing and will likely dilute the ownership interest of our current shareholders.

Net cash flows used in operating activities for the six months ended June 30, 2008 were $287,600 as compared to net cash used in operating activities of $1,435,300 for the six months ended June 30, 2007. For the six months ended June 30, 2008, our net loss amounted to $3,981,500, which included a non-cash adjustment due to depreciation and amortization of $794,600. Changes in assets and liabilities provided $1,402,400 in cash. For the six months ended June 30, 2007 our net loss amounted to $2,224,100, which included a non-cash adjustment due to depreciation and amortization of $487,200. Changes in assets and liabilities provided $301,600 in cash.

Net cash flows used in investing activities for the six months ended June 30, 2008 was $2,808,100 as compared to $1,773,800 for the six months ended June 30, 2007. For the six months ended June 30, 2008 and 2007 our net cash used in investing activities was primarily attributable to the purchase of property and equipment for our retail operations. Additionally during the six months ended June 30, 2008 we purchased and sold available for sale securities. Our securities held at the end of the quarter were approximately $13,000.

Net cash flows for provided by financing activities the six months ended June 30, 2008 were $2,980,100 as compared to $3,040,900 for the six months ended June 30, 2007. This cash provided by financing activities in the six months ended June 30, 2008 was primarily attributable to proceeds of $2,500,000 related to the issuance of convertible debentures. The cash provided by financing activities in the six months ended June 30, 2007 was primarily attributable to proceeds of $4,433,000 in cash from related parties.

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

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

As required by SEC Rule 13a-15 or Rule 15d-15, our Chief Executive and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures are not effective as of June 30, 2008, and that they do not allow for information required to be disclosed by the company in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Based on the foregoing, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures were not effective. Specifically, the Company identified several material weaknesses in our internal control over financial reporting as described in Item 8A and 8A(T) in our annual report on Form 10-KSB filed with the SEC on April 15, 2008, which had not been corrected as of June 30, 2008. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Based on the foregoing evaluation, the Company has concluded that there was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We continue to have the following material weaknesses in our internal control over financial reporting, as described in Item 8A and 8A(T) in our annual report on Form 10-KSB filed with the SEC on April 15, 2008..

1.
Lack of sufficient resources in our accounting and finance organization . The Company did not maintain a sufficient complement of personnel to maintain an appropriate accounting and financial reporting structure to support the activities of the Company. As of December 31, 2007, the Company had an insufficient number of personnel with clearly delineated and documented responsibilities in order to timely prepare and file its year-end financial statements and Annual Report on Form 10-KSB. Due to the Company’s limited resources, it has had to rely on an outside consultant to perform period closings and key reconciliations of the Company’s transactions and accounts, and a second outside accountant to prepare its annual financial statements in anticipation of the audit by the independent certified public accountants. In addition, the Company’s Chief Financial Officer is responsible for preparing or compiling certain critical portions of the annual financial information and is often responsible for performing the final review of this information. These represent a material weakness in design of internal controls over financial reporting. Due to the potential pervasive effect on the financial statements and disclosures and the absence of other mitigating controls there is a more than remote likelihood that a material misstatement of the annual financial statements could occur and not be prevented or detected. This material weakness has also contributed to the material weaknesses in Nos. 2 and 3 below

2.
Lack of sufficient resources to provide for suitable segregation of duties . Specifically, in connection with the lack of sufficient accounting and finance resources described in material weakness No. 1 above, certain financial and accounting personnel had incompatible duties that permitted creation, review, processing and potential management override of certain financial data with limited independent review and authorization affecting cash, inventory, accounts payable and accounts receivable. The increase in the Company’s administrative staffing has not been commensurate with the rapid growth in the volume of business transactions. These represent a material weakness in design of internal controls over financial reporting. Due to the potential pervasive effect on the financial statements and disclosures and the absence of other mitigating controls there is a more than remote likelihood that a material misstatement of the annual financial statements could occur and not be prevented or detected.

3.
Inadequate access controls with regard to computer master file information . Specifically, certain of the Company’s personnel in accounts payable, accounts receivable and inventory had access and could make changes to master files without approval. The internal controls were not adequately designed. Due to the potential pervasive effect on the financial statements and disclosures and the absence of other mitigating controls there is a more than remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected.

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

5.
Inadequate controls over the processing of adjustments to accrued expense . The internal controls over accrued expenses, period accruals and adjustments, were not adequately designed or operating in a manner to effectively support the expenditure cycle. Certain adjustments were processed without proper approval, or the Company’s procedures did not specifically document the approvals that would be required. This material weakness is the result of aggregate deficiencies in internal control activities and could result in a material misstatement of the accrued expenses and operating expenditures that would not be prevented or detected.

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

8.
Audit Committee and Financial Expert . The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

9.	Fraud Prevention and Detection . In conjunction with the lack of segregation of duties, the company did not institute specific anti-fraud controls.

10.	Whistle Blower Policy . The company did not institute, as of December 31, 2007, a whistle-blower policy and procedure as required by Section 301 of the Sarbanes-Oxley Act.

11.
Written Policies and Procedures . The Company did not have any written policies or procedures that cover the Board of Director, Management or its Employees. Currently the Company lacks any written policy regarding the following:

a)	Code of Ethics
b)	Management and Board over-site
c)	Employee responsibilities
d)	Program application and other IT applications
e)	Data security and Customer Information
f)	Fraud prevention and detection

Remediation of Material Weaknesses

As of December 31, 2007, and June 30, 2008, there were control deficiencies which constituted material weaknesses in our internal control over financial reporting. To the extent reasonably possible in our current financial condition, we will continue to seek the advice of outside consultants and internal resources to implement additional internal controls.

In addition, we are taking steps to hire additional personnel, implement new policies and procedures within the financial reporting process with adequate review and approval procedures. During the three months ended June 30, 2008, the company hired a Director of IT and new Chief Financial Officer. These 2 additions to the Company’s senior management have begun to improve the internal control over financial reporting which may help to mitigate the material weaknesses in the future.

Through these steps, we believe we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2007, and June 30, 2008. Because the remedial actions additionally require hiring of personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our ICFR systems. These efforts require significant time and resources. If we are unable to establish adequate ICFR systems, we may encounter difficulties, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

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

Item 2. Changes in Securities and Use of Proceeds

On April 25, 2008, the company sold 400,000 shares of unregistered common shares to an accredited investor at $0.75 per common shares, for sum of $300,000.

Item 3. Defaults upon Senior Securities

As of June 30, 2008 the Company’s registration statement with the SEC had not been declared effective and as such the Company was in default of its’ $3,000,000 senior convertible debentures. As of August 12, 2008 the holders of these debentures notified the Company that they had waived the escalation of the debentures under the default provisions.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 14, 2008 on its behalf by the undersigned, thereunto duly authorized.

Adrenalina

By:	/s/ Ilia Lekach
Ilia Lekach
Chief Executive Officer

By:	/s/ Jeffrey Geller
Jeffrey Geller
President
Chief Operating Officer

By:	/s/ Michael Labinski
Michael Labinski
Chief Financial Officer