Form 10KSB/A
period 2007-12-31
Adrenalina
filed 2008-10-17
CIK 1398235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Large accelerated filer  ☐           Accelerated filer  ☐           Non-accelerated filer  ☐             Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No ☒

As of April 15, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was: there is currently no trading market for registrant’s securities.
The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 19,453,000 as of April 15, 2008.

PART I

FORWARD-LOOKING STATEMENTS

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-KSB/A or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as "believe," "anticipate," "expect," "estimate," "predict," "intend," "plan," "project," "will," "will be," "will continue," "will result," "could," "may," "might" or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, including our plans to open new stores, our efforts to increase profit margins and return on invested capital, projections of our future profitability, results of operations, capital expenditures or our financial condition or other "forward-looking" information and includes statements about revenues, earnings, spending, margins, liquidity, store openings and operations, inventory, private label products, our actions, plans or strategies.

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

ITEM 1.  BUSINESS

General

We operate a retail entertainment, media and publishing company that is focused on the nature and wellness lifestyle surrounding outdoor, adventure and extreme sports. We believe that we are the nation's first retailer to enhance the shopping opportunity with our mix of entertainment that includes the experience of our FlowRider®. Currently we have two stores that have opened since 2006 and we plan to expand five to seven new stores during the current year.

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

Subsequently, our management determined that the current course of the Company’s business would not lead to the desired benefits to our shareholders and that the Company should look for more lucrative ways to conduct its business. On or around July 18, 2007, the Company was introduced by Gilford Securities, Inc., its business consultant, to a number of operating companies providing potential business opportunities. As a direct result of the introductions made by Gilford Securities, on or around July 24, 2007, we reached a preliminary understanding with the principals of LQD Adrenalina, LLC a Florida limited liability company, which was formed on September 13, 2004 as an extreme sport retail, media, and publishing entertainment company headquartered in South Florida. On August 10, 2007, we traveled to the Adrenalina store in Orlando, Florida, to conduct due diligence and hold talks regarding the details of a definitive agreement.

On August 13, 2007, we formed and spun-off our wholly-owned subsidiary, Generic Marketing Services, Inc. a Nevada corporation to our shareholders, in a one-for-one special stock dividend. Following the spin-off, we had no longer any ownership interest in Generic Marketing Services, Inc.

On October 26, 2007, we entered into a definitive agreement with LQD Adrenalina, LLC. Under the terms of the agreement, we acquired 100% of the assets, liabilities, right and obligations of LQD Adrenalina, LLC in exchange for 18,000,000 shares of our stock, which were issued to the members of LQD Adrenalina, LLC. Immediately prior to the acquisition, our four largest shareholders received a distribution of all the assets and liabilities of the pharmaceutical operations of Basic Services, Inc., including the patents and contractual rights, which had no carrying value to Basic Services, Inc. Two of those shareholders held large a portion of our shares prior to the transaction as follows:

Name	Number of Shares Held Prior to Transaction	Percentage	Number of Shares Held Following Transaction

TJ Jesky	5,000,000	45.9	201,250

Mark DeStefano	4,500,000	41.4	265,000

Corporate History

Concurrent with the merger, we cancelled 9,773,750 shares of common stock, which were held by our four largest shareholders just prior to the agreement. This transaction was intended to be a “tax-free” reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended. The details of the transaction were disclosed to the public in a Current Report on Form 8-K that was filed on October 26, 2007. Indications as to our management’s intent to explore various business strategies, including an analysis of new business opportunities had already been disclosed in our Quarterly Report on Form 10-QSB for the quarter ended July 31, 2007 that was filed on September 13, 2007.

As a result of the merger and the exchange of ownership interest, the previous members of Adrenalina were issued approximately 94% of our issued and outstanding common stock. This figure is based on the issuance of 18,000,000 common shares issued to the member of LQD Adrenalina, LLC in exchange for 10,000,000 membership units and the issuance of 353,000 unregistered shares of common stock to Gilford Services, Inc. as a referral fee. The number of shares issued in connection with LQD Adrenalina, LLC acquisition was arrived at in negotiations with the Adrenalina principals. We determined that adding the Adrenalina business would provide value to our shareholders where there had been none before. Similarly, the Adrenalina principals agreed to relinquish some of the equity in their business in return for the availability of a public market for their securities. The final number of shares issued was determined in arm’s length bargaining between the parties.

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

Large Format Sporting Goods Stores. Large format full line sporting goods retailers, generally range in size from 20,000 to 100,000 square feet, offer a broad selection of brand name sporting goods and tend to be either anchor stores in strip or enclosed malls or in free-standing locations.

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

Mass Merchandisers. Mass merchandisers' stores generally range in size from 50,000 to 200,000 square feet, feature sporting goods as part of their overall assortment and are located primarily in strip centers, free-standing locations or shopping malls. These retailers usually have limited selection and fewer brand names and typically do not offer the customer service offered by specialty and full line sporting goods retailers.

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

Industry Overview, Competition

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

Broad Assortment of Quality, Brand Name Products. We carry an average of approximately 1,000 individual items in each of our stores, including popular brands like Ed Hardy, Volcom, Hurley, Quiksilver, Billabong, O'Neill, Rip Curl, Rusty, Cult and Reef. Equipment and accessories are available from leading brands such as Marin Bikes, Hoffman Bikes, Felt, Shimano, Sram, GT Bikes, Manitou, Tippman, Dye Precision, No Fear, Fox Racing, Troy Lee Design, Steward Boards, HIC, Rusty Boards, Byrne, Eerie, Gator Wakeboards, Body Glove, Element, Zoo York, and Spitfire.

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

Merchandising

We offer our customers distinct items of high quality, brand name goods and apparel in each of our stores. New brands and products are continuously introduced and featured in our stores and our advertising. Our merchandise is broadly classified into one of two major categories, hardlines or softlines. Hardlines include items like skis, bicycles, surfboards, paintball, and outdoor extreme sporting gear. Softlines consist primarily of apparel and footwear.

The following table sets forth our percentage of targeted and total net merchandise sales for each major product category for the periods indicated:

	Year end
	Target Mix	2006	2007
Hardgoods	25%	24%	21%

Apparel	45%	46%	46%
Footwear	15%	16%	15%
FlowRider ®	15%	14%	18%

Total	100%	100%	100%

Apparel and Footwear We believe that our customers desire merchandise and fashion that is rooted in the action sports lifestyle and reflects their individuality. We strive to keep our merchandising mix fresh by continuously introducing new brands and styles. Our focus on a diverse collection of brands allows us to quickly adjust to changing fashion trends. Our stores carry a full line of sportswear and apparel designed for a wide variety of activities and performance levels as well as life style dressing. Our suppliers of these products include Ed Hardy, Quicksilver, Billabong, Volcom, O’Neil, Crocs, Hurley, Reef and Fox.

Hardgoods We offer a large selection of items along various extreme activities, including skateboards, MX, BMX, surf, wake, skim components and other equipment. We believe this variety allows us to strengthen the potential of the brands we sell and helps to affirm our credibility with our customers. In addition, we supplement our stores with a select offering of private label products as a value proposition that we believe complements our overall merchandise selection.

Cycling We offer a selection of BMX and mountain bikes including, Marin Bikes, Hoffman Bikes, Felt, GT Bikes, Shimano, Sram and our stores also carry cycling apparel, accessories and components from suppliers like Bell, Canari, Giro and Thule.

Water Sports We also carry a broad selection of products designed for a variety of water sports, including recreational, surfing, knee boarding, wake boarding, and a variety of body boarding products. Suppliers of these products include MX, Steward Boards, HIC, Rusty Boards, Byrne, Eerie, Gator Wakeboards and Body Glove.

Our Stores

Adrenalina "Extreme" Stores are extreme sports and adventure themed retail stores centered around a "FlowRider®" surf ride that is discussed below. We strive to provide and deliver a unique and exciting retail concept to each of our customers by designing and positioning ourselves as the final destination for extreme sport enthusiasts. Our stores offer dedicated areas which are focused on a particular extreme sport, and the coordination of FlowRider® sessions and lessons with qualified instructors, all with the intent of promoting the Adrenalina stores as the place to go, congregate and be seen for all who are interested in extreme sports and its Lifestyle.

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

Growth Strategy

We intend to expand our presence as a leading action sports lifestyle retailer by:

Opening New Store Locations.   We believe that the action sports lifestyle has national appeal that provides store expansion opportunities throughout the country. Since October 2006, we have opened two stores and we plan to open seven additional stores through fiscal 2010, to take advantage of what we believe to be a compelling economic store model.

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

Enhancing our Operating Efficiency.   As we continue to expand our business and open new stores, we plan to improve our operating results by taking advantage of economies of scale in purchasing our inventory, leveraging our existing infrastructure and continually optimizing and improving our operations in areas such as inventory and supply chain management. We seek to better leverage our expenses, particularly general corporate overhead and fixed costs such as non-variable occupancy costs, through increases in additional locations and individual store sales.

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

During 2007 we entered into a process of refining our merchandise distribution chain and product assortments by offering products that are distinct to the areas we operate. We believe that we provide a good mix of higher-end merchandise and name branding that improves the overall quality of our merchandise assortments and providing a deeper, more focused branding of products that more precisely meet the needs of our targeted customers. During the next year we will continue to focus on improving our supply chain by reducing both the time it takes to get inventory to the store and the time it takes to get inventory to the sales floor. Additionally, it is our belief that our current centralized inventory system will ensures better distribution to our stores and a quicker response based on market trends.

The FlowRider®

The FlowRider® is an in-store device that creates an artificial wave by shooting a compressed two inch thick sheet of water up a soft foam ramp. It simulates the sensation of surfing without entering the sea or ocean.

As part of the Company's goal to provide a truly unique retailing experience, each of our stores feature a FlowRider, which serve as a source of publicity, customer traffic, and direct and indirect revenue to the stores. To this end, we have obtained the exclusive right to have a FlowRider® in a retail setting. Our FlowRider® produces an ideal attraction to connect with customers and gives us an opportunity to allow customers to actually test some of the products we sell.

The FlowRider® also allows our patrons the benefit of “Dropping-in” on their own perfect unbroken wave, feeling the power and acceleration of carving a turn or doing other maneuvers; such as a cut-back on our perpetual wave.

Adrenalina Television

Our television series, Adrenalina, was the basis of our original concept, a retail store that could provide the same feelings and experiences that we promote in our show. Currently we produce and distribute our inventory of over 200, 30-minute episodes to the Sun Channel and SI-TV, whose broadcast areas include the United States and Latin American countries from Mexico to Argentina. The original show “Adrenalina” was first produced and distributed in Spanish, primarily targeting the Hispanic and Latin American markets, however our success in Latin America soon pushed us into the US market where we have been developing and producing our show in English since the second quarter of 2006.

Over the last year our shows ratings have continuously increased through the United States and Latin America and helped develop our branding which we believe has increased awareness and traffic for our website. Generally our programming is geared towards the 12-34 male demographic however because of the increase in our brand awareness and presence in the market place we believe that new demographic groups are developing, which may in turn lead to the development of new or specialized programming.

Currently we have two full-time employees dedicated to the series development, production and distribution of our show. However during the summer months when we are filming our series footage this number normally increases to include six full-time employees and three contractors.

Adrenalina Publishing

"Extremo Surf" is a bi-monthly Spanish language surf magazine that was purchased as part of a business combination with Extreme Publishing, LLC, during 2005. This magazine is distribution throughout Latin America and currently has circulation in El Salvador, Puerto Rico, Mexico, Costa Rico, Panama, Venezuela, Ecuador, Peru, Chile and Argentina. In addition during the fourth quarter of 2007 we were able to attract a number of advertisers because of our cross selling with the retail stores. Some of the advertisers from the extreme sports industry include Quiksilver, Reef, Ocean Pacific, and Vans which have added to the overall value of our distribution. Currently this magazine employees one full-time employee and shares two other employees with our other publications.

"Death and Taxes" is a bi-monthly music/pop-culture magazine that we developed internally during 2006. This pop culture magazine has a centralized focus on music, film, television and video games. Our targeted readership ranges from ages 17 to 27, with an emphasis on distribution throughout most major cities such as New York, Los Angeles, Chicago, Miami, Seattle, Austin and more; while also concentrating on smaller secondary markets like New Jersey, Orange County, Philadelphia, and Ft. Lauderdale. Currently this magazine employees one full-time employee and shares two other employees with our other publications.

“What-a Duck” magazine is a bi-monthly English language surf magazine that we developed internally during 2006. Our targeted readership ranges from ages 17 to 27, with an emphasis on distribution throughout with distribution throughout most major cities such as New York, Los Angeles, Chicago, Miami and Austin. Currently this magazine employees one full-time employee and shares two other employees with our other publications.

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

Celerant also provides us with a data warehouse application. This application provides us with a detailed “real time” current inventory listing, sales, and individual margin information. This tool also helps our purchasing staff in analyzing products and pricing strategies and our executive staff the ability to monitor key business performance indicators on a daily basis. Store managers in every location have online access to product signage, store level financial performance reports and advertising information. Through this technology we are able to streamline our merchandise handling and inventory management and as a result, lower our overall cost of inventory. This system also has helped us manage and improve the accuracy in forecasting of merchandise needs.

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

Purchasing and Distribution

Our Merchandise Purchasing Department manages all aspects of merchandise procurement, determines initial pricing, develops product marketing plans and establishes stock levels and product mix. Our buying staff communicates daily with each of our stores to monitor shifts in consumer tastes and market trends. Additionally we purchase merchandise from over 200 vendors which gives us greater flexibility in meeting market demand. During 2007, Ed Hardy, our largest vendor, represented approximately 25.0% of our purchases and 35.0% of our total inventory. During 2006 there were no vendors that represented more than 10.0% of our purchases. We do not have any special arrangements with our largest supplier and we believe that if we were to lose this, or any other, suppliers for any reason, we would be able to replace those product lines without interruption in goods.

Intellectual Property

We own the following registered U.S. trademarks:

•	Adrenalina

•	Adrenalinatv

•	Extremo Surf

In addition, we have a number of trademark applications pending with the U.S. Patent and Trademark Office.

Government Regulation

Other than general rules and regulations applicable to businesses in general, we are not subject to any special government supervision or regulation.

Among other things, we are subject to local zoning laws and building permits with respect to the construction of new retail locations. It is not uncommon for us to encounter delays in the issuance of the necessary construction permits because local governmental agencies are unfamiliar with the “FlowRider®" that is an integral part of our retail stores. Once they understand the concept of these devices, permits are usually granted without delay.

Employees

Adrenalina currently employs over 50 full-time individuals working on the retail operations, production and distribution of the media properties.

ITEM 1A. RISK FACTORS

An investment in our shares involves a high degree of risk. Before making an investment decision, you should carefully consider all of the risks described in this prospectus. If any of the risks discussed in this prospectus actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the price of our shares could decline significantly and you may lose all or a part of your investment.  Our forward-looking statements in this prospectus are subject to the following risks and uncertainties. Our actual results could differ materially from those anticipated by our forward-looking statements as a result of the risk factors below. See "Forward-Looking Statements."

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

During the fiscal year ended December 31, 2007, we generated total revenues of $3,253,871 and we incurred a net loss of $5,798,664. Continuing losses will have an adverse impact on our cash flow and may impair our ability to raise additional capital required to continue and expand our operations.

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

Our growth largely depends on our ability to open and operate new stores successfully. However, our ability to open new stores is subject to a variety of risks and uncertainties, and we may be unable to open new stores as planned, and any failure to successfully open and operate new stores would have a material adverse effect on our results of operations and on the market price of our common stock. We intend to continue to open a significant number of new stores in future years which will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our individual stores and our overall business. To the extent our new store openings are in markets where we already have stores, we may experience reduced net sales in existing stores in those markets.

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

In addition, many of our planned new stores are to be opened in regions of the United States in which we currently have few, or no, stores. The expansion into these markets may present competitive, merchandising and distribution challenges that are different from those currently encountered in our existing markets. Any of these challenges could adversely affect our business and results of operations.

Our business is dependent upon our being able to anticipate, identify and respond to changing fashion trends, customer preferences and other fashion-related factors; failure to do so could have a material adverse effect on us.

Customer tastes and fashion trends are volatile and tend to change rapidly. Our success depends on our ability to effectively anticipate, identify and respond to changing fashion tastes and consumer preferences, and to translate market trends into appropriate, saleable product offerings in a timely manner. If we are unable to successfully anticipate, identify or respond to changing styles or trends and misjudge the market for our products or any new product lines, our sales may be lower than predicted and we may be faced with a substantial amount of unsold inventory or missed opportunities. In response to such a situation, we may be forced to rely on markdowns or promotional sales to dispose of excess or slow-moving inventory, which could have a material adverse effect on our results of operations.

Because we rely on a limited number of suppliers, we may experience difficulty in meeting our customers’ demands for our products in a timely manner or within budget.

We currently purchase our products from a variety of outside sources. Some of these products may only be available to us through a few sources, however, management has identified alternative materials and suppliers should the need arise. We do not have long-term agreements with any of our suppliers.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting, and attestation of our assessment by our independent registered public accounting firm.  Currently, we believe these two requirements will apply to our annual reports for fiscal 2008 and 2009, respectively.  The standards that must be met for management to assess the internal controls over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards.  We expect to incur significant expenses and to devote resources to Section 404 compliance during fiscal 2008 and on an ongoing basis.  It is difficult for us to predict how long it will take to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis.  In addition, the attestation process by our independent registered public accounting firm is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accounting firm.  In the event that our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our shares will be affected; however, we believe that there is a risk that investor confidence and share value may be negatively impacted.

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

The market for our products, services and solutions is positioned to become competitive. There are technological and marketing barriers to entry, but we cannot guarantee that the barriers we are capable of producing will be sufficient to defend the market share we wish to gain against future competitors. The principal competitive factors in this market include:

•	Ongoing development of enhanced technical features and benefits;
•	Reductions in the manufacturing cost of competitors’ products;
•	The ability to maintain and expand distribution channels;
•	Brand name;
•	The ability to deliver our products to our customers when requested;
•	The timing of introductions of new products and services; and
•	Financial resources.

These and other prospective competitors have substantially greater resources, more customers, longer operating histories, greater name recognition and more established relationships in the industry. As a result, these competitors may be able to develop and expand their networks and product offerings more quickly, devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies. In addition, these competitors have entered and will likely continue to enter into business relationships to provide additional products competitive to those we provide or plan to provide.

Continued failure to maintain effective disclosure controls and internal controls over financial reporting may adversely affect the price of our common stock.

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) and our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) and (d) of Rule 13a-15 or Rule 15d-15, as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2007, we did not have effective (i) disclosure controls and procedures, or (ii) internal control over financial reporting. The continuing failure on our part to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations.  In addition, management's assessment of disclosure controls and procedures and internal controls over financial reporting may continue to identify weaknesses and conditions that may raise concerns for investors.  Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management's assessment of our internal controls over financial reporting or disclosure of our public accounting firm's attestation to or report on management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Risks Relating to Our Current Financing Arrangements:

The variable price feature of our convertible debentures could require us to issue a substantially greater number of shares, which will cause dilution to our existing stockholders.

On December 3, 2007, and February 28, 2008, we issued to two accredited investors our 5% Senior Secured Convertible Debentures in the principal amount of $3,000,000 and $2,500,000, respectively. The entire principal amount under the Debentures is due and payable 30 months after each respective closing date.  Current interest payments are payable in cash quarterly until the effective date of the registration statement of which this prospectus forms a part.  In addition, we are required to make 18 equal monthly principal cash payments of the then unconverted principal balance commencing December 2008 and March 2008, respectively. We may elect to make such interest or principal payments in shares of common stock provided, generally, that we are not in default under the Debentures and there is then in effect a registration statement with respect to the shares issuable upon conversion of the Debentures or in payment of interest due thereunder.  If we elect to make interest payments in common stock, the conversion rate will be the lesser of (a) $0.75 or (b) 88% of the lesser of (i) the average of the volume weighted average price for the ten consecutive trading days ending immediately prior to the applicable date a payment is due.

If we are unable to make payments in cash, we must make those payments in shares of our common stock at a discount to the market price of our common stock. The number of shares we will be required to issue upon conversion of the notes will increase if the market price of our stock decreases.

The lower the stock price, the greater the number of shares issuable under the convertible debentures.

If we elect to make periodic principal and interest payments in stock in lieu of cash (or are unable to make cash payments), the number of shares issuable upon conversion of the convertible debentures is determined by the market price of our common stock prevailing at the time of each conversion. The lower the market price, the greater the number of shares issuable under the debentures. Upon issuance of the shares, to the extent that holders of those shares will attempt to sell the shares into the market, these sales may further reduce the market price of our common stock. This in turn will increase the number of shares issuable under the agreement. This may lead to an escalation of lower market prices and ever greater numbers of shares to be issued. A larger number of shares issuable at a discount to a continuously declining stock price will expose our stockholders to greater dilution and a reduction of the value of their investment.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

•	technological innovations or new products and services by us or our competitors;

•	additions or departures of key personnel;

•	sales of our common stock;

•	our ability to integrate operations, technology, products and services;

•	our ability to execute our business plan;

•	operating results below expectations;

•	loss of any strategic relationship;

•	industry developments;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

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

ITEM 3 LEGAL PROCEEDINGS.

We are not currently subject to any legal proceedings that may have an adverse impact on our assets or results of operations.

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

Fiscal 2007	High	Low
Fourth Quarter	$2.00	1.50

Fiscal 2008	High	Low
First Quarter	$1.60	.65

Number of Stockholders

As of April 15, 2008, there were approximately 115 holders of record of our common stock.

Dividend Policy

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

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

Transfer Agent and Registrar

The Transfer Agent and Registrar for the Company’s Common Stock is Empire Stock Transfer Inc.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information herein contains forward-looking statements. All statements other than statements of historical fact made herein are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Overview

Adrenalina is a retail-entertainment, media and publishing company that is focused on the nature and lifestyle surrounding extreme sports and outdoor adventures. We believe that we are also the nation's first and only retailer that has enhanced the retail shopping experience, with our particular mix of shopping and entertainment that includes the FlowRider®. Currently we have two stores open and anticipate opening one additional store during 2008, have signed leases for 5 stores scheduled to open during 2009 and signed a lease for one store in 2010.

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

We expect the next 12 months to be our most challenging as we transform our operations and expand into new markets. We are also going to face extreme financial pressure as we continue the construction of our Tampa and Dallas stores and start building out our stores in Atlanta, Denver Houston and Rutherford, New Jersey. Each of these endeavors will take significant cash to open and currently we do not have sufficient financial capacity to fund their openings.

Also, during 2008 we anticipate that our current trend of losses will continue and may exceed our losses incurred during 2007; these continued losses are a direct result of greater pressures put on our existing employees which may in turn lead to greater turnover, coupled with the fact that we may not be able to find suitable employee and replacements for key personnel for our growth strategy. We may also face additional delays in opening our new stores, and if they are not completed on time then we may miss our fourth quarter retail sales opportunities. We may additionally face economic pressures if our sales in our new markets do not meet up to our anticipated results, because of the continued pressure placed on our buying capacity from a declining currency or our customers ability to purchase our products because of a decline in their disposable income.

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

While many of our competitors are slowing their expansion because of recent declines in the national retail sales, we believe that now is the time to push into new markets which will be key for our future success. While recent trends have softened the real estate market we believe that incentives offered by lessors will help to off-set most of our construction and development costs during 2008 and 2009.

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

Merchandise Inventories—Merchandise inventories are valued at the lower of cost or market, with cost determined using a weighted average method. Included in our cost basis are costs incurred in making inventories available for sale in our stores, such as freight and other distribution costs. We utilize perpetual inventory records to value inventory in our stores. Physical inventory counts are performed during each fiscal quarter and we adjust our perpetual records based on the results of the physical counts. Cost is calculated based upon the purchase order cost of an item at the time it is received by us, reconciled to actual vendor invoices, and also includes the cost of warehousing, handling, purchasing, and transporting the inventory to the stores. The cost of warehousing, handling, purchasing, and transporting, as well as vendor allowances, are recognized through cost of sales when the inventory is sold.  Due to systems limitations, it is impracticable for us to assign specific costs and allowances to individual units of inventory. As such, to properly match net costs against the related revenues, we must use all available information to appropriately estimate the costs and allowances to be deferred and recognized each period. Our estimate of when inventory is sold affects the deferral, and subsequent income statement recognition, of costs incurred in preparing inventory for sale and represents the most significant estimate in that calculation; any changes in this estimate could have a material impact on the financial statements.  Vendor allowances, which primarily represent volume rebates and cooperative advertising funds, are recorded as a reduction of the cost of the merchandise inventories. We earn vendor allowances as a consistent percentage of certain merchandise purchases with no minimum purchase requirements. We do not have any vendor allowance programs that are based on purchase volume milestones.

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

Film Costs— We account for our film costs and related revenues (“film accounting”), in accordance with the guidance in SOP 00-2, which requires the exercise of judgment related to the film’s ultimate revenues. Our current film costs consist of the costs of completed television episodes, which are reflected at the lower of cost, less accumulated amortization, or fair value. Prior to release, we estimate our ultimate revenues for each film based on factors such as our historical performance of similar films. On a annual basis we evaluate and update our estimates based on information available on the progress of the film’s production and, upon release, the actual results of each film. Changes in our estimate of the ultimate revenues from period to period affect the amount of film costs amortized in a given period and, therefore, could have an impact on the financial results for that period.

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

Revenue Recognition

Retail Items— Revenue from sales of our merchandise is recognized at the time of the merchandise sale Revenue is presented net of sales taxes collected. We allow for merchandise to be returned under most circumstances and provide for a reserve of estimated returns. Additionally, retail revenue includes income from our point-of-sale attraction, Flow Rider ® revenue, which is recorded at the time services are provided to the end user.

Gift card — We record a gift card liability on the date we issue the gift card to the customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. Gift card breakage is recorded as revenue based on an estimated amount of gift cards that are expected to go unused that are not subject to escheatment.

Film — Revenue from our entertainment series are recognized when we have persuasive evidence of a sale or licensing arrangement; the film is complete and has been delivered or is available for immediate and unconditional delivery and the license period of the arrangement has begun.

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

Internet Sales— Revenue from internet sales are recognized upon estimated receipt by the customer.

Barter — From time to time and in the normal course of operations we enter into various barter transactions whereby, we exchange programming product for advertising time that we can use or resell. Generally, this advertising time is provided to us by broadcasting companies in the United States and Central and South America. For all recorded barter transactions we record the fair value of the related programming products based on comparable arrangements in the broadcast areas or from our existing contracts. These transactions are accounted for at the time the programming is broadcast and the advertising is used.

Beneficial Conversion and Warrant Valuation — We account for our convertible debentures with beneficial conversion features, in accordance with EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. We record a beneficial conversion feature (“BCF”) related to the issuance of convertible debt instruments that have conversion features at fixed rates that are in the money when issued and the fair value of warrants issued in connection with those instruments as a discount to the debt. The discounts recorded in connection with the BCF and warrant valuation are recognized as non-cash interest expense over the term of the instruments.

The valuation of the warrants and conversion feature require us to make certain estimates about their fair value. If actual results differ from estimated results and these notes and warrants convert to common stock, then the differences on the date of conversion could be material to our financial position.

Income Taxes— We record income tax expense using the liability method for taxes and are subject to income tax in many jurisdictions and localities. As necessary, our current tax liability or asset is recognized for the estimated taxes payable or refundable on the tax returns for the current year and a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Also a valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. If different assumptions had been used, our tax expense, assets, and liabilities could have varied from recorded amounts. If actual results differ from estimated results or if we adjust these assumptions in the future, we may need to adjust our deferred tax assets or liabilities, which could impact our effective tax rate.

As of December 31, 2007, we fully reserved our net deferred tax asset due to the uncertainty of future taxable income. Currently we have a federal net operating loss carry-forward of approximately $808,000 which will expire in 2027.

As of January 1, 2007, we adopted the FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 Accounting for Income Taxes.” Our current policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense. There was an insignificant amount of interest expense accrued or recognized related to income taxes for the twelve months ended December 31, 2007. There was an insignificant amount of selling, general and administrative expense related to penalties accrued or recognized for the same periods. We have not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for the twelve-months ended December 31, 2007, or during the prior three years applicable under FIN 48. We have also determined it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within twelve months of the adoption of FIN 48. We are currently subject to a three year statute of limitations by major tax jurisdictions

Earnings per share—We compute basic and diluted loss per common share by dividing the losses applicable to common stock by the weighted average number of common shares outstanding. Currently our basic and fully diluted EPS calculation are the same because any increase in the number of shares would be ant dilutive to our net loss.

General

Restatement

During the third quarter of 2008, we discovered an error in our previously issued financial statements as of December 31, 2007 related to the accounting for the Beneficial Conversion Features on our convertible debt issue. This error occurred because we incorrectly applied a marketability discount to the market value of their common stock based on a limited history and insufficient trading volume, which was then used to calculate the fair value of the embedded instruments. The correction this error resulted in the reduction in the carrying amount of our debt due to an increase in the debt discount and an increase in the equity by approximately $1,698,000, as well as an understatement of our non-cash interest expense and net loss by approximately $31,700.

This error was accounted for as a prior period adjustment in accordance with Statement of Financial Accounting Standard (SFAS) No. 154, “Accounting for Changes and Error Corrections”.  As a result, we have restated our year-end December 31, 2007 consolidated statements of operations, cash flows and equity.

Year end December 31, 2007

Prior Period Adjustment—   During the preparation of the 2007 financial statements, we discovered an error in prior period related to the accounting for film costs.  This error occurred because we inadvertently included excess income in our calculation of expected Ultimate Revenue.  This error resulted in the overstatement of our 2006 film costs and the understatement of our net loss by approximately $621,000.

This error was accounted for as a prior period adjustment in accordance with Statement of Financial Accounting Standard (SFAS) No. 154, “Accounting for Changes and Error Corrections”.  As a result, we have restated our December 31, 2006 consolidated statements of operations, cash flows and equity.

Year end December 31, 2006

Goodwill Impairment— During 2006, we temporarily stopped publication and distribution our magazine Extremo Surf after the first two quarter sales fell below our anticipated results. Although we believe this decline was not permanent, the decreased sales coupled with the near-term financial forecasts, resulted in an estimated fair value that was considerably lower than the carrying value of our reporting unit.  As a result we impaired the full value of goodwill related to the purchase of the magazine in the amount of $97,500.

Our fair value assessment was based on a combination of present value cash flow analysis, observable earnings multiples of other publicly-traded specialty retail companies, and use of earnings multiples resulting from market transactions of other specialty retail companies.

Results of Operations

The following table sets forth for the fiscal years ended December 31, 2007 and 2006, the percentage relationship to net sales of each line item of our consolidated statements of operations. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

	2007	2006
Net sales	100.0%	100.0%
Cost of sales	69.7	49.2
Gross profit	30.3	50.8
Payroll and employee benefits	64.6	40.7
Occupancy expense	59.1	33.1
Marketing and advertising	16.3	20.2
Professional fees	13.6	16.7
Other selling, general and administrative	10.1	7.6
Depreciation and amortization	40.8	58.2

Operating loss	(174.2)	(125.7)
Interest expense	5.0	—
Other (income) and expense, net	(1.0)	3.4
Net loss	(178.2)%	(129.1)%

Results of Reporting Lines

We classify our business interests in three reportable lines:

Retail sales from our stores which focus on extreme sports and adventure themed clothing and merchandise; Entertainment which is comprised of theatrical and TV films as well as musical productions and distribution; and Publishing which is made up of publications centered around the life styles of extreme sports enthusiasts and alternative music trends.

The following table sets forth for the fiscal years ended December 31, 2007 and 2006, the percentage relationship net sales to costs of sales for each of our reporting lines in our consolidated statements of operations. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

(Amounts in thousands of dollars)	2007	2006
Retail Sales	2,401	423
Cost of sales	1,451	243
Gross profit	39.6%	42.5%

Entertainment	666	1,788
Cost of sales	488	624
Gross profit	26.7%	65.1%

Publishing	187	163
Cost of sales	328	301
Gross profit	(75.4)%	(84.6)%

Total Sales	3,254	2,374
Cost of sales	2,268	1,168
Gross profit	30.3%	50.8%

Net Revenues. Net revenues for the year ended December 31, 2007 increased $879,900 or 37.1% as compared to 2006, primarily due to increased volume in retail operations. During December 2007, we opened a new store in Miami, Florida. Revenues from our retail stores amounted to $2,401,200 for the year ended December 31, 2007 as compared to $422,900 for the year ended December 31, 2006 resulting in a total increase of $1,978,300. Revenues from entertainment and publishing amounted to $666,000 and $186,600 for the year ended December 31, 2007 as compared to $1,788,300 and $162,800 for the year ended December 31, 2006; resulting in a total decrease of $1,098,500 in entertainment and publishing revenue from the same period in 2006. This decrease is attributable to a shift in corporate strategy from a film based entertainment company to one focused on expanding its revenue base primarily through merchandise sales and entertainment via retail operations nationwide.

Gross Margin Our gross margin for the year ended December 31, 2007 decreased $216,000 from $1,206,100 for the year ended December 31, 2006. The change in our gross margin is principally due to greater emphasis on retail sales that generate lower margins as media entertainment activity decreased.

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

Occupancy Expense. Occupancy expense includes rent, utilities, insurance and other costs necessary for the occupancy of the stores and main office. During the year ended December 31, 2007 this cost increased $1,137,600 from $785,800 primarily due to the increase in rent expense related to the five additional leases signed by us during the fourth quarter of 2007. For the year ended December 31, 2007 rent expense increased $1,168,100 an increase of 364.2%. Additionally during this same period utility costs increased by $63,600, a 169.3% increase over the previous year which was attributed to our second store opening in Miami, Florida.

All Other Selling, General and Administrative Expenses. Other Selling, general and administrative expenses for the year ended December 31, 2007 is primarily made up of marketing and advertising expenses, professional fees, bad debt expense and cost related to maintaining our patents and trademarks. For the year ended December 31, 2007 these costs increase by $229,700, an increase of 21.4%. Our cost increase for the current year was due to bad debt expense of $54,900 a 100% increase, marketing and advertising which increase by $50,000 a 10.4% increase and professional fees which increased by $46,500 a 11.7% increase over the previous year.

Net Loss. The net loss from operations for the year ended December 31, 2007 increased to $5,798,700 from $3,065,700 for the year ended December 31, 2006, an increase of $2,733,000 or 89.1%. This increase is primarily due to our change in focus on retail sales which have lower margins and our increases in cost related to an additional store during 2007.

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

Liquidity and Capital Resources

As of December 31, 2007, the Company's current assets exceeded its current liabilities by $988,300 even though the Company incurred a net loss of $5,798,200 for 2007.

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

Although on December 3, 2007, we issued to three accredited investors our 5% Senior Secured Convertible Debentures in the principal amount of $3,000,000, most of the proceeds of that offering have already been used in connection with new store openings and equipment purchases. In addition, in February we issued a $2.5 million, 5%, senior secured convertible debenture to the same investors, as discussed below. Additionally as of December 31, 2007, we had signed commitments to purchase equipment, build out our new store locations and committed under our lease agreements in excess of $40.3 million. Without additional funding, and the rapid generation of significant cash flow from operations, we will likely be unable to meet these commitments and we may have to curtail our operations.. We are looking for additional funding which may or may not become available to us on acceptable terms. Any such funding may be in the form of equity and/or debt financing and will likely dilute the ownership interest of our current shareholders.

Net cash flows used in operating activities for the year ended December 31, 2007 were $4,054,000 as compared to net cash used in operating activities of $2,076,800 for the year ended December 31, 2006. For the year ended December 31, 2007, our net loss amounted to $5,798,200, which included a non-cash adjustment due to depreciation and amortization of $1,403,800. Changes in assets and liabilities $381,500 in cash, for the year ended December 31, 2006, our net loss amounted to $3,065,700, which included a non-cash adjustment due to depreciation and amortization of $1,382,300 and an impairment loss of 97,500. Changes in assets and liabilities used $489,900 in cash.

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

Recent Financings

December 2007 Financing

On December 3, 2007, we issued to two accredited investors our 5% Senior Secured Convertible Debentures in the principal amount of $3,000,000 (the “December Financing”), with quarterly interest payments commencing in February 2008. The principal amount under the debentures is payable to the investors in 18 monthly payments beginning on the 12   month following the closing date of our offering. We may also elect to make principal and interest payments in shares of common stock if, generally, there is then an effective registration statement with respect to the shares issuable upon conversion of the Debentures. If we elect to make principal and interest payments in common stock, our conversion rate will be the lesser of (a) the Conversion Price (as defined below), or (b) 88% of the volume weighted average price for the ten consecutive trading days ending immediately prior to the applicable date a principal payment is due. The entire principal amount under the Debentures is due and payable 30 months after the closing date. Interest payments will be payable in cash quarterly commencing three months from the closing date.

Also at any time, the investors may convert these debentures into shares of common stock at a fixed conversion price of $0.75, subject to adjustment in the event that we issue common stock (or securities convertible into or exercisable for common stock) at a price below the conversion price (the “Conversion Price”).

Following the effective date of the registration statement filed of which this prospectus forms a part, we may force conversion of the Debentures if the market price of our common stock is at least $2.75 for any 20 out of 30 consecutive trading days. We may also prepay the debentures in cash at 115% of the then outstanding principal provided there is a registration statement in effect with respect to the shares issuable upon conversion of the Debentures.

These debentures rank senior to all of our current and future indebtedness and are secured by substantially all of our assets.

In connection with the financing transaction, we also issued to these investors five-year warrants to purchase 4,000,000 shares of our common stock at $2.00 per share. The exercise price of these warrants is subject to full ratchet anti-dilution. As a result, if we issue securities at less than $1.38 per share, the exercise price of the warrants will be adjusted downward to such lower price.

As part of the December Financing, we also entered into a registration rights agreement with these investors that requires us to register all of the shares issuable upon conversion of the debentures (calculated by dividing the principal debenture amount by the conversion price) and exercise of the warrants. Since we failed to cause the registration statement to be declared effective within 180 days after the closing date, we became subject to liquidated damages. On August 12, 2008 we entered into an agreement with the investors pursuant to which they waived any (i) cash payments due as liquidated damages and (ii) default on our part as a result of the non-effectiveness of the registration statement on a timely basis in consideration for the issuance to them of 148,254 shares of our restricted common stock valued at $1.00 per share.

February 2008 Financing

On February 28, 2008, we issued to the same investors as those involved in the December Financing our Original Issue Discount 5% Senior Secured Convertible Debentures in the principal amount of $2,500,000 (the “February Financing”), with quarterly interest payments commencing in May 2008. The principal amount under the debentures is payable to the investors in 18 monthly payments beginning on the 12   month following the closing date of our offering. We may also elect to make principal payments in shares of common stock if there is then an effective registration statement with respect to the shares issuable upon conversion of the Debentures. If we elect to make principal payments in common stock, the conversion rate will be the lesser of (a) the Conversion Price (as defined below), or (b) 88% of the volume weighted average price for the ten consecutive trading days ending immediately prior to the applicable date a principal payment is due.

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

Following the effective date of the registration statement of which this prospectus forms a part, the Company may force conversion of the Debenture if the market price of the common stock is at least $2.75 for any 20 out of 30 consecutive trading days. The Company may also prepay the Debentures in cash at 115% of the then outstanding principal provided there is a registration statement in effect with respect to the shares issuable upon conversion of the Debentures.

The Debentures rank senior (along with the debentures issued in December 2007 discussed above) to all current and future indebtedness of the Company and are secured by substantially all of the assets of the Company.

In connection with the financing transaction, the Company issued to the investors five-year warrants to purchase 3,333,333 shares of the Company’s common stock at $2.00 per share.

The Company also entered into a registration rights agreement with the investors that requires the Company to register the shares issuable upon conversion of the Debentures and exercise of the warrants on the later of (a) the 45   calendar day following the closing date of the offering and (b) the 30   calendar day following the date that the Company’s registration statement in connection with an offering made in November 2007 is declared effective by the Securities and Exchange Commission. If the registration statement is not filed within that time period or is not declared effective within 90 days after the closing date (180 days in the event of a full review by the Securities and Exchange Commission), the Company will be required to pay until the three month anniversary liquidated damages in cash in an amount equal to 2% of the total subscription amount for every month that the Company fails to attain a timely filing or effectiveness, as the case may be. From the three month anniversary of the closing date liquidated damages will be lowered to 1.5% per month.

The debentures issued in the December Financing and the February Financing, are subject to full ratchet anti-dilution protection until the first anniversary of the issuance of the debentures. As a result, if the Company issues equity securities at a price per share lower than the conversion price then in effect, the conversion price will be adjusted to such lower price. Similarly, the warrants issued in both financings are subject to full-ratchet anti-dilution provisions. As a result, if the Company issues equity securities at a price per share lower than both the exercise price then in effect and $1.38, the exercise price of the warrants will be adjusted to such lower price.

We have been advised by the investors that they have no existing short position in our common stock.

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

As of December 31, 2007, our signed-contractual obligations were as follows:

	Payments Due By Fiscal Year
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Operating lease commitments (1)	$27,679	$1,587	$5,463	$5,624	$15,005
Capital commitments (2)	5,258	1,538	3,720	—	—
Total debt (3)	6,294	—	3,188	2,259	847
Interest payments (4)	1,025	315	491	198	21
	$40,256	$3,440	$12,862	$8,081	$15,873

1)
Our operating lease commitments generally include non-cancelable leases for property and equipment used in our operations. Excluded from our operating lease commitments are amounts related to insurance, taxes, and common area maintenance associated with property and equipment.

2)
Capital commitments primarily include the current stores under lease, whereas we estimate our construction for signed and unsigned contracts will be approximately $905,000 per location. These commitments also include amounts due under our agreement with FlowRider®. Values within the capital commitments line item were calculated based on the time period remaining in the contract or to the earliest possible date of termination, if permitted to be terminated by us upon notice, whichever is shorter.

3)	Debt obligations represent legally binding scheduled principal payments of our long-term debt.

4)	Interest payments associated with long-term debt including our senior secured convertible loan, and our shareholder loan.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements , which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements.  FAS 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In November 2007, the FASB placed a one year deferral for the implementation of FAS 157 for nonfinancial assets and liabilities; however, FAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements.  We adopted FAS 157 on January 1, 2008, with no impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans , which requires an entity to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  It also requires an entity to measure the funded status of a plan as of the date of its year-end balance sheet.  As we have no publicly traded equity securities (due to the Merger), FAS 158 is effective for us at the end of fiscal 2007, with early adoption permitted.  We adopted FAS 158 at the end of fiscal 2007, with no material impact on our consolidated statement of operations, balance sheet, stockholders’ equity, or cash flows statement.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities , which permits companies to measure certain financial instruments and other items at fair value (at specified measurement dates) that are not currently required to be measured at fair value. Any unrealized gains or losses applicable to those items measured at fair value shall be reported in earnings. The decision to apply fair value is generally made on an instrument by instrument basis, is irrevocable, and is applied only to an entire instrument. We will adopt FAS 159 in the first quarter of fiscal 2008 and we currently do not expect there to be a material, if any, impact on our consolidated financial statements as a result of this adoption.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R replaces FASB Statement No. 141, Business Combinations . The statement retains the purchase method of accounting used in business combinations but replaces FAS 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction costs and restructuring costs be expensed. In addition, the statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination. FAS 141 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt FAS 141R on January 1, 2009 for acquisitions on or after this date.

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

As more fully described in Note 16 to the consolidated financial statements, errors were discovered by management during 2008 relating to the accounting for the Beneficial Conversion Feature as of and for the year ended December 31, 2007. Accordingly, the consolidated balance sheet as of December 31, 2007 and the Statement of Operations, Equity and Cash Flows for the year then ended have been restated to reflect corrections to previously reported amounts.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As explained in note 2 to the consolidated financial statements, the Company incurred a net loss of approximately $5,798,000 in 2007. Additionally, the Company has an accumulated deficit of approximately $9,440,000 at December 31, 2007 and is currently unable to generate sufficient cash flow to fund current operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are discussed in note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Goldstein Schechter Koch Price Lucas Horwitz & Co., P.A.

Miami, Florida
April 15, 2008, except for Notes 16 (Restatement) 1, 2,8,12 and 14, as to which the date is September 12, 2008

ADRENALINA
Consolidated Balance Sheet
December 31, 2007

2007
(as restated, see note 16)
Assets
Current Assets:
Cash and cash equivalents	$444,843
Investments in securities available for sale	27,773
Accounts receivable, net	35,197
Merchandise inventories	1,678,937
Film costs, net	96,800
Prepaid expenses and other current assets	211,621

Total Current Assets	2,495,171

Deferred loan costs, net	643,027
Property and equipment, net	4,963,920
Intangible assets, net	248,444

5,855,391

Total Assets	$8,350,562

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable and accrued liabilities	$1,106,924
Shareholder advances	399,930

Total Current Liabilities	1,506,854

Long-Term Liabilities:
Deferred rent	582,114
Related party note	3,294,267
Convertible debenture net of discount of $2,924,891	75,109

Total Long-Term Liabilities	3,951,490

Commitments and contingencies

Shareholders’ Equity
Common stock, $0.001 par value, 50,000,000 shares authorized, 19,453,000 issued and outstanding	19,453
Additional paid-in capital	12,312,364
Accumulated deficit	(9,439,599)

Total Shareholders’ Equity	2,892,218

Total Liabilities and Shareholders’ Equity	$8,350,562

See accompanying notes to the consolidated financial statements.

ADRENALINA
Consolidated Statements of Operations
For the Years Ended December 31, 2007 and 2006

	2007	2006
	(as restated, see Note 16)	(as restated, see Note 16)
Revenues:
Merchandise sales	$2,401,205	$422,887
Entertainment - related party	282,219	1,547,225
Entertainment - other	383,800	241,051
Publishing	186,647	162,823

Total Revenues	3,253,871	2,373,986

Cost of Revenues:
Merchandise	1,451,352	243,472
Entertainment licensing fees	488,265	623,554
Production	328,423	300,876

Total Cost of Revenues	2,268,040	1,167,902

Gross Profit	985,831	1,206,084

Operating Expenses:
Payroll and employee benefits	2,100,790	966,499
Occupancy expense	1,923,441	785,824
Marketing and advertising expense	530,354	480,393
Professional fees	443,139	396,641
Other selling, general and administrative	330,161	180,329
Amortization - film costs	1,008,416	1,274,853
Depreciation - fixed assets	320,324	106,434
Total Operating Expenses	6,656,625	4,190,973

Other (Income) and Expenses
Interest income	(15,387)	(16,690)
Realized gain on sale of investments	(19,522)	-
Interest expense	162,779	-
Impairment loss	-	97,500

Total Other (Income) and Expenses	127,870	80,810

Net Loss	$(5,798,664)	$(3,065,699)

Net loss per share	$(0.32)	$(0.17)

Weighted average common shares used in calculation per share data	18,262,734	18,000,000

See accompanying notes to the consolidated financial statements.

ADRENALINA
  Consolidated Statements of Equity
For the Years Ended December 31, 2007 and 2006

	Members’ Equity	Common Shares	Common Stock	Additional Paid In Capital	Accumulated Deficit	Subscription Notes Receivable	Total Equity
Balance at January 1, 2006	$8,971,939	-	$-	$-	$(568,358)	$(5,480,406)	$2,923,175
Property received	-	-	-	-	-	4,000	4,000
Cash received	-	-	-	-	-	5,476,406	5,476,406
Consolidated affiliate- acquisition	6,878	-	-	-	(6,878)	-	-
Net loss	-	-	-	-	(3,065,699)	-	(3,065,699)

Balance at December 31, 2006 (as restated see note 16)	8,978,817	-	-	-	(3,640,935)	-	5,337,882

Issuance of common stock for services	-	353,000	353	352,647	-	-	353,000
Issuance of warrants with beneficial conversion associated with convertible debt, (restated)	-	-	-	3,000,000	-	-	3,000,000
Effect of Reverse Acquisition	(8,978,817)	19,100,000	19,100	8,959,717	-	-	-
Net loss	-	-	-	-	(5,798,664)	-	(5,798,664)

Balance at December 31, 2007 (as restated, see note 16)	$-	19,453,000	$19,453	$12,312,364	$(9,439,599)	$-	$2,892,218

See accompanying notes to the consolidated financial statements.

ADRENALINA
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006

	2007	2006
	(as restated, see Note 16)	(as restated, see Note 16)
Cash from Operating Activities:
Net loss	$(5,798,664)	$(3,065,699)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,307,516	1,381,287
Impairment loss	-	97,500
Gain on sale of investments	(19,522)	-
Amortization of discount on convertible debenture	75,109	-
Changes in assets and liabilities:
Accounts receivable	144,179	(50,470)
Merchandise inventories	(878,936)	(741,596)
Prepaid expenses and other current assets	10,404	(51,683)
Accounts payable and accrued liabilities	523,713	353,828
Deferred rent	582,114	-
Total Adjustments	1,744,577	988,866
Net Cash Used in Operating Activities	(4,054,087)	(2,076,833)

Cash Flows from Investing Activities:

Incurred film costs	(573,385)	(853,616)
Purchase of investments available for sale securities	(2,182,020)	-
Proceeds from sale of investments available for sale securities	2,173,769	-
Purchase of property and equipment, net	(2,842,190)	(1,771,868)

Net Cash Used in Investing Activities	(3,423,826)	(2,625,484)

Cash Flows from Financing Activities:
Proceeds from short term shareholder advances	148,835	251,095
Repayments of short term related parties notes	(35,000)	(35,000)
Proceeds from related party note	3,330,786
Payments of loan costs - deferred	(312,200)	-
Proceeds from note payable	3,000,000	-
Issuance of affiliate note receivable	-	(1,492,534)
Repayment of affiliate note receivable	1,492,534	-
Proceeds from contributed capital	-	5,487,284

Net Cash Provided by Financing Activities	7,624,955	4,210,845

Net Decrease in Cash and Cash Equivalents	147,042	(491,472)

Cash and Cash Equivalents - Beginning of Year	297,801	789,273
Cash and Cash Equivalents - End of Year	$444,843	$297,801

See accompanying notes to the consolidated financial statements.

ADRENALINA
Consolidated Statements of Cash Flows - continued
For the Years Ended December 31, 2007 and 2006

	2007	2006
Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$27,452	$-

Supplemental Disclosure of Non-Cash Information:

Issuance of warrants with convertible debt (restated)	$1,493,454	$-

Effect of beneficial conversion feature (restated)	$1,506,546	$-

Issuance of common stock for services	$353,000	$-

Member interest exchanged for property	$-	$4,000

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

Revenue Recognition - continued

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
Notes to Consolidated Financial Statements continued
Years Ended December 31, 2007 and 2006

Note 1 — Description of Business, Basis of Presentation and Summary of Significant Accounting Policies - continued

Summary of Significant Accounting Policies - continued

Convertible Debenture

The Company issued a convertible debenture with detachable warrants during 2007. The convertible debenture contains a beneficial conversion feature whereby the conversion feature is “in the money” in accordance with guidance supplied by Emerging Issues Task Force (“EITF”) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF No. 00-27, “Application of Issue EITF No. 98-5 to Certain Convertible Instruments”.

The beneficial conversion feature was valued as the difference between the effective conversion price (computed by dividing the relative fair value allocated to the convertible debt by the number of shares the debt is convertible into) and the fair value of the common stock multiplied by the number of shares into which the debt may be converted.

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

Note 2 — Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has significant operating losses in 2007 and 2006 which raise substantial doubt about the Company’s ability to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses of approximately $5,799,000 and $3,066,000 in 2007 and 2006, respectively. Additionally, the Company has used cash flows in operations of approximately $4,054,100 and $2,076,800 in 2007 and 2006, respectively. The operations of the Company have been funded through related party borrowings, contributed capital and a convertible debenture. Management’s plans to generate cash flow include expanding the Company’s operations through additional store openings and raising additional capital through debt or equity offerings in an effort to fund the Company’s anticipated expansion. There is no assurance additional capital or debt financing will be available to the Company on acceptable terms. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Convertible debenture

On December 3, 2007, the Company issued a note for a 5% Senior Secured Convertible Debenture in the principal amount of $3,000,000, with quarterly interest payments commencing in February 2008. Principal amounts under this debenture are payable in 18 equal monthly installments commencing the 12 th month following the issuance date. The Company may also elect to make principal payments in shares of common stock if there exists an effective registration statement with respect to the shares issuable upon conversion of the Debenture. If the Company elects to make principal payments in common stock, the conversion rate will be the lesser of the then effective conversion price (see below) or 88% of the volume weighted average price for the ten consecutive trading days ending immediately prior to the applicable date a principal payment is due.

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

In connection with the financing transaction, the Company also issued five-year warrants to purchase 4,000,000 shares of common stock at $2.00 per share. The exercise price of these warrants is subject to full ratchet anti-dilution rights in the event that the Company issues securities at less than $1.38 per share. The issuance of the warrants resulted in the Company recording a debt discount of $1,493,454 at the date of issuance which will be amortized to interest expense over the life of the debenture.

Since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature amounting to $1,506,546 was recorded at the date of issuance as a discount to the convertible debt and will be amortized to interest expense over the life of the debenture, in accordance with EITF No. 00-27.

The interest expense for the amortization of aggregate debt discount through December 31, 2007 was approximately $75,109. The Company’s annualized effective rate on this instrument approximates 34.7%, inclusive of the 5% stated rate in the note.

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

Convertible Debenture

In December 2007, the Company issued a $3,000,000 convertible debenture and 4,000,000 detachable warrants. Under the terms of a Registration Rights Agreement, the resale registration statement was to be filed with the SEC not later than 90 days from the closing date of the transaction, and be declared effective by the SEC not later than 180 days from the closing date. Failure to meet this deadline could result in the Company incurring certain payment obligations (the “Registration Damages”) amounting to 2% of the aggregate purchase price of the convertible debenture and warrants per month, pro rated for partial periods. As of April 15, 2008 the Company’s registration filing with the SEC had not been declared effective.

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

Note 12 — Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at December 31, 2007:

	2007
(Amounts in thousands)	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	$445	$445
Investments	28	28
Accounts receivable, net	35	35
Liabilities:
Accounts payable and accrued liabilities	1,107	1,107
Related party note payable convertible debenture and shareholder advances	3,769	3,769

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

ADRENALINA
Notes to Consolidated Financial Statements continued
Years Ended December 31, 2007 and 2006

Note 13 — Income Taxes

Year ended December 31, 2007
Loss from operations	$5,798,664
Loss attributable to members prior to reverse merger	(4,479,796)
Post merger corporate loss from operations	1,318,868

The difference between the tax benefit rate and the statutory benefit rate is as follows:

December 31, 2007
Statutory benefit rate	34.0%
Change in valuation allowance on net operating
loss carry-forwards	(34.0)%
Effective tax benefit rate	-

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

The aggregate fair value of these warrants was $1,493,454 based on the Black-Scholes option pricing model using the following assumptions: a risk free rate of 3.89%, an expected life of 5 years, a volatility factor of 69% and an expected dividend yield of 0%. This value was recorded as a discount to the convertible debenture with an offset to additional paid-in capital and is being amortized as interest expense over the life of the instrument (see Note 8).

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

ADRENALINA
Notes to Consolidated Financial Statements continued
Years Ended December 31, 2007 and 2006

Note 16 — Restatement of Consolidated Financial Statements

2007 Financial Statements

During 2008, the Company discovered an error in their previously issued financial statements related to the accounting for the Beneficial Conversion Features on their convertible debt. This error occurred because they incorrectly applied a marketability discount to the market value of their common stock based on a limited history and insufficient trading volume. The connection of this error resulted in the reclassification of approximately $1,698,000 of their convertible debt to equity and the understatement of their interest expense and net loss by approximately $31,700.

Effects of Restatement

The effects of the restatement on loss attributable to common shareholders for the year ended December 31, 2007 are summarized as follows:

Net loss attributable to common shareholder, as previously reported	$(5,766,953)
Error related to debt discount and amortization expense	(31,711)
As restated	$(5,798,664)
Accumulated deficit, as previously reported	$(9,407,888)
Error related to debt discount and amortization expense	(31,711)
As restated	$(9,439,599)

Revenue and Expense Adjustments

Set forth below are the condensed adjustments to the Company’s previously issued consolidated statement of operation for the year ended December 31, 2007 (amounts in thousands, except for loss per share):

	As previously		As
	Reported	Adjustments	Reported
Total Revenues	$3,254	$-	$3,254
Total cost of revenue	2,268	-	2,268
Gross Profit	986	-	986
Total Operating Expense	6,657	-	6,657
Other expense	96	32	128
Net loss	$(5,767)	$(32)	$(5,799)
Net loss per share	$(.32)	$(.00)	$(.32)
Common shares used in calculation	18,263	-	18,263

ADRENALINA
Notes to Consolidated Financial Statements continued
Years Ended December 31, 2007 and 2006

Note 16 — Restatement of Consolidated Financial Statements - continued

Cash Flow Adjustments

Set forth below are the condensed adjustments to the Company’s previously issued consolidated statement of cash flows for the year ended December 31, 2007.

	As previously		As
	Reported	Adjustments	Reported
Net loss	$(5,767)	$(32)	$(5,799)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,351	32	1,383
Gain on sale of investment loss	(20)	-	(20)
Changes in assets and liabilities	382	-	382
Total adjustments	1,713	32	1,745
Net Cash used in Operating Activities	(4,054)	-	(4,054)

Net Cash Used in Investing Activities:	(3,424)	-	(3,424)

Net Cash Provided by Financing Activities:	7,625	-	7,625
Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents -	147		147
Beginning of the Year	298		298
Cash and Cash Equivalents - End of the Year	$445	$-	$445

ADRENALINA
Notes to Consolidated Financial Statements continued
Years Ended December 31, 2007 and 2006

Note 16 — Restatement of Consolidated Financial Statements - continued

2006 Financial Statements

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

ITEM 8 . CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
Executive Officers and Directors:
Ilia Lekach (1)	13,184,000(1	(1)	67.8%
Jeffrey Geller	454,000		2.3%
Jonathan Abenhaim	180,000		*
Michael Labinski	-		-
Joseph Bouhadana	-		-
Neil Florin	-		-
IZJD Corp.	7,200,000		37.0
All directors and named executive officers as a group (6 persons)	13,818,000		71.0%

*	Less than one percent.

(1)	Includes 7,200,000 shares owned by IZJD Corp. Mr. Lekach holds voting power over the shares held by this entity.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of April 15, 2008 we owed our Chairman and Chief Executive Officer the principal amount of $3,294,267, representing funds advanced by him to allow us to continue our operations. The note accrues interest at the annual rate of 5% and is due in 35 equal monthly installments starting in November 2010. The note may be prepaid at any time without penalty.

During 2006, prior to becoming our wholly owned subsidiary, LQD Adrenalina, LLC advanced $239,300 to Blue Neon, LLC an unconsolidated affiliate which is 50% owned by our Chief Executive Officer this note was repaid during 2007.

During 2006, prior to becoming our wholly owned subsidiary, LQD Adrenalina, LLC, entered into a joint venture to develop property, with Inversiones Oceano, Uno a related party owned by our Chief Executive Officer. As part of this agreement, we advanced $1,250,000 in the form of a non-interest bearing, convertible, demand note. During the fourth quarter of 2006, we opted not to convert this note to shares of the joint venture; this note was repaid during 2007.

We were incorporated on March 28, 2007, as a wholly-owned subsidiary of Eaton Laboratories, Inc., a Nevada corporation. On March 30, 2007 Eaton entered into an Acquisition Agreement and Plan of Merger with Hydrogen Hybrid Technologies, Inc., a privately-held Canadian corporation. Pursuant to the terms of the Agreement, Hydrogen Hybrid Technologies, Inc. acquired Eaton Laboratories and Eaton agreed to spin off its wholly-owned subsidiary, Basic Services, Inc. On April 30, 2007, the shareholders of Eaton received one unregistered common share of Basic Services, Inc. common stock for every share of Eaton Laboratories common stock owned. This stock dividend was based on 10,873,750 shares of Eaton common stock that were issued and outstanding as of the record date. The spin off did not include any stock issued to the shareholders of Hydrogen Hybrid Technologies, Inc., who received Eaton shares pursuant to the Agreement. Eaton retained no ownership in Basic Services, Inc. following the spin off. Further, Basic Services, Inc. is no longer a subsidiary of Eaton. At the time of spin off, all of the assets and liabilities of the pharmaceutical operations of Eaton Laboratories were transferred into Basic Services, Inc. Under the rules and regulations promulgated by the Securities and Exchange Commission, Eaton, as founder and organizer of the Company, may be deemed to be our promoter. It received no compensation in connection with the organization or the spinoff.

Prior to the acquisition of LQD Adrenalina, LLC, we did not lease or rent any property. Office services are provided without charge by a director. An officer of Basic Services, Inc., who was formerly an officer of Eaton Laboratories, Inc., advanced a total of $5,000 to the Company for various expenses.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Goldstein Schechter Koch, PA (“GSK”) has served as the Company’s independent certified public accounting firm since fiscal 2005.

The aggregate fees billed by GSK for fiscal years 2007 and 2006 are as follows:

	Year Ended December 31,
	2007	2006
Audit Fees (a)	$155,000	$256,000

a)
“ Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our consolidated annual financial statements, and the review of our interim consolidated financial statements included in quarterly reports. Fiscal year 2007 Audit Fees include $30,000 of fees related to reviews of our Registration Statement on Form SB-2 as well as our responses to comment letters received from the SEC in connection with the SEC’s review of such filing.

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

Date: October 17, 2008

By:	Ilia Lekach
Ilia Lekach, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Adrenalina and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Ilia Lekach	Director and Chief Executive Officer	October 17, 2008
(Principal Executive Officer)

/s/ Jeffrey Geller	Director	October 17, 2008

/s/ Joseph Bouhadana	Director	October 17, 2008

/s/ Neil Florin	Director	October 17, 2008

/s/ Michael Labinski	Chief Financial Officer	October 17, 2008
(Principal Financial and Accounting Officer)