Form 10-Q/A
period 2008-03-31
Adrenalina
filed 2008-10-17
CIK 1398235

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q/A

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

Phone: 305-770-4488 Fax: 305-770-4489
(Issuer's telephone numbers)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No☐ .
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

As of May 20, 2008 the registrant's outstanding common stock consisted of 20,167,921 shares, $0.001 par value. Authorized - 50,000,000 common voting shares. No preferred shares issued, 5,000,000 authorized.

ADRENALINA

PART I. FINANCIAL INFORMATION
ADRENALINA
Condensed Consolidated Balance Sheets
March 31, 2008 and December 31, 2007
	March 31, 2008 (Unaudited)	December 31, 2007
		(as restated)
Current Assets:
Cash and cash equivalents	$528,357	$444,843
Investments in securities available for sale	40,261	27,773
Accounts receivable, net	28,481	35,197
Merchandise inventories	1,832,356	1,678,937
Film costs, net	80,350	96,800
Prepaid expenses and other current assets	73,004	211,621
Total Current Assets	2,582,809	2,495,171
Deferred loan costs, net	717,673	643,027
Property and equipment, net	5,974,833	4,963,920
Intangible assets, net	246,444	248,444
Total Other Assets	6,938,950	5,855,391
Total Assets	$9,521,759	$8,350,562

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable and accrued liabilities	$676,827	$1,106,924
Shareholder advances	700,000	399,930
Current portion of converted debentures, net discount of $446,167 and $0, respectively	359,389	-
Total Current Liabilities	1,736,216	1,506,854
Long-Term Liabilities:
Deferred rent	1,389,468	582,114
Related party note	3,294,267	3,294,267
Convertible debentures, net of discount of $4,694,444 and $2,924,891, respectively	—	75,109
Total Long-Term Liabilities	4,683,735	3,951,490

Total Liabilities	6,419,951	5,458,344

Commitments and contingencies

Shareholders’ Equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 19,453,000 issued and outstanding	19,453	19,453
Additional paid-in-capital	14,812,788	12,312,364
Accumulated deficit	(11,730,433)	(9,439,599)
Total Shareholders’ Equity	3,101,808	2,892,218
Total Liabilities and Shareholders’ Equity	$9,521,759	$8,350,562

See accompanying notes to the condensed consolidated financial statements.

ADRENALINA
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007

Revenues:
Merchandise sales	$1,065,211	$451,941
Entertainment – related party	-	282,219
Entertainment – other	16,632	81,900
Publishing	34,875	46,201
Total Revenues	1,116,718	862,261

Cost of Revenues:
Merchandise	646,427	253,101
Entertainment licensing fees	10,907	364,476
Production	53,695	98,318
Total Cost of Revenues	711,029	715,895

Gross Profit	405,689	146,366

Operating Expenses:
Payroll and employee benefits	446,556	452,788
Occupancy expense	969,698	284,507
Marketing and advertising expense	34,689	113,172
Professional fees	205,113	56,084
Other selling, general and administrative	204,311	220,189
Amortization	18,450	168,285
Depreciation	102,616	74,388
Total Operating Expenses	1,981,433	1,369,413

Other (Income) and Expenses:
Interest income	(22)	(1,029)
Loss on sale of available for sale securities	89,455	-
Interest expense	625,657	-
Total Other (Income) and Expenses	715,090	(1,029)

Net Loss	$(2,290,834)	$(1,222,018)

Net loss per share	$(0.12)	$(0.06)

Weighted average common shares used in calculation of per share data	19,453,000	19,100,000

See accompanying notes to the condensed consolidated financial statements.

ADRENALINA
Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2008
(Unaudited)
	Common Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit)	Total Equity

Balance at December 31, 2007 (as restated)	19,453,000	$19,453	$12,312,364	$(9,439,599)	$2,892,218

Issuance of warrants with beneficially convertible debt	—	—	2,500,000	—	2,500,000

Share-based compensation	—	—	424	—	424

Net loss	—	—	—	(2,290,834)	(2,290,834)

Balance at March 31, 2008 (Unaudited)	19,453,000	$19,453	$14,812,788	$(11,730,433)	$3,101,808

See accompanying notes to the condensed consolidated financial statements.

ADRENALINA
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)
	2008	2007

Cash from Operating Activities:
Net loss	$(2,290,834)	$(1,222,017)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	121,066	242,673
Amortization of discount on convertible debenture	284,280	-
Deferred loan amortization	70,353	-
Deferred compensation expense	424
Deferred rent expense	807,354
Loss on sale of investments	89,455	-
Changes in assets and liabilities:
Accounts receivable	6,716	142,961
Merchandise inventories	(153,419)	(234,546)
Prepaid expenses and other assets	138,617	57,833
Accounts payable and accrued liabilities	(378,084)	521,894
Total Adjustments	986,762	730,815
Net Cash Used in Operating Activities	(1,304,072)	(491,202)

Cash Flows from Investing Activities:
Incurred film costs	-	(493,190)
Purchase of investments available for sale securities	(2,612,822)	-
Proceeds from sale of investments available for sale Securities	2,510,879	-
Purchase of property and equipment, net	(1,165,541)	(1,067,351)
Net Cash Used in Investing Activities	(1,267,484)	(1,560,541)

Cash Flows from Financing Activities:
Repayments of notes receivable – related parties	-	(298,903)
Proceeds from related party notes	300,070	2,405,094
Deferred loan costs	(145,000)	-
Proceeds from convertible note payable	2,500,000	-
Net Cash Provided by Financing Activities	2,655,070	2,106,190

Net Increase in Cash and Cash Equivalents	83,514	54,447

Cash and Cash Equivalents – Beginning of Period	444,843	297,801

Cash and Cash Equivalents – End of Period	$528,357	$352,248

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$49,776	$-

Supplemental Disclosure of Non-Cash Information:
Issuance of warrants with convertible debt	$1,462,843	$-

Effect of Beneficial conversion feature	$1,037,157	$-

See accompanying notes to the condensed consolidated financial statements.

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007

Note 1 – Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business and Basis of Consolidation

The accompanying condensed consolidated financial statements for the three months ended March 31, 2008 and March 31, 2007, are unaudited except for the balance sheet information at December 31, 2007, (as restated) which is derived from the audited consolidated financial statements filed on October 17, 2008 in the Company’s Annual Report on Amended Form 10-KSB/A for the year ended December 31, 2007 (as restated). These statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Restated Financial Statements

During the third quarter of 2008, the Company discovered errors in their previously issued financial statements as of December 31, 2007, March 31, 2008 and June 30, 2008 related to the accounting for the Beneficial Conversion Features on our November and February convertible debt issues. These errors occurred because the Company incorrectly applied a marketability discount to the market value of their common stock based on a limited history and insufficient trading volume, which was then used to calculate the fair value of the embedded instruments. The correction these errors resulted in the reduction in the carrying amount of the debt due to an increase in the debt discount and an increase in the equity by approximately $1,698,000 and $1,455,000 from their November and February convertible debt issues, as well as an understatement of their non-cash interest expense and net loss by approximately $31,700 and $119,300 as of December 31, 2007 and March 31, 2008.

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

Recent Accounting Standards (Continued)

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

Investments in Securities Available for Sale

The Company’s investments in marketable securities are classified as available for sale, reported at fair market value, and unrealized gains and losses (if any) would be reported as a component of other comprehensive income. Recognized gains and losses from sales of marketable securities or other than temporary declines in value, if any, are reported in other income and expense as incurred. As of March 31, 2008 and December 31, 2007, the cost of such investments approximated fair value.

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

During the three months ended March 31, 2007, the total value of the recorded barter transactions was $83,000 (The Company did not have any such transactions for the three month period ended March 31, 2008).

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

Advertising Costs

The Company expenses advertising costs when incurred. Advertising expense incurred during the three months ended March 31, 2008 and 2007 was $35,000 and $113,000, respectively. Additionally the Company included in advertising expense bartered transactions with broadcasters, in which the Company provides its film for broadcast and receives in return air time which is used to promote their products.

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

Earnings per share

The Company computed basic and diluted loss per common share by dividing the losses applicable to   common stock by the weighted average number of basic and diluted common shares outstanding. The Company’s basic and diluted EPS calculation for the three month periods ended March 31, 2008 and 2007, respectively are the same since the number of shares that would be included in the dilutive calculation from assumed exercise of common stock equivalents would have been antidilutive due to the net loss in each of the periods reported. For the three month period ended March 31, 2008 the Company excluded 612,770 common shares from it’s earnings per share calculation. The Company did not have dilutive shares during the three month period ended March 31, 2007.

Reclassifications

Certain amounts from prior consolidated financial statements and related notes have been reclassified to conform to current year presentation.

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Continued)

Note 2 — Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company continued to incur significant operating losses through the three months ended March 31, 2008 which raise substantial doubt about the Company’s ability to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses of approximately $2,291,000 and $1,222,000 for the three months ended March 31, 2008 and 2007, respectively. Additionally, the Company has used cash flows in operations of approximately $1,304,000 and $491,000 for the three months ended March 31, 2008 and 2007, respectively. The operations of the Company have been funded through related party borrowings, contributed capital and convertible debentures. Management’s plans to generate cash flow include expanding the Company’s operations through additional store openings and raising additional capital through debt or equity offerings in an effort to fund the Company’s anticipated expansion. There is no assurance additional capital or debt financing will be available to the Company on acceptable terms. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 4 — Long-term Debt (Continued)

Convertible debentures – continued

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

Beneficial Conversion Feature

`
In connection with the December 2007 and February 2008 convertible debentures, the Company determined that a beneficial conversion feature existed on the date the notes were issued. The beneficial conversion feature related to these notes was valued as the difference between the effective conversion price (computed by dividing the relative fair value allocated to the convertible debt by the number of shares the debt is convertible into) and the fair value of the common stock multiplied by the number of shares into which the debt may be converted.

In accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the intrinsic value of the beneficial conversion features were recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the instruments. The Company recorded beneficial conversion features related to the February 2008 financing of approximately $1,037,200. The Company had a recorded beneficial conversion feature related to the December 2007 financing of approximately $1,506,500. Amortization of the beneficial conversion features, included in interest expense was approximately $185,200 for the three month period ended March 31, 2008. (None for the three month period ended March 31, 2007).

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

The aggregate fair value of these warrants was estimated at approximately $1,493,500 and $1,462,800, respectively, based on the Black-Scholes option pricing model using the following assumptions: a risk free rate of 3.89% and 2.10%, respectively, an expected life of 5 years, a volatility factor of 69% and an expected dividend yield of 0%.

The value of these warrants was recorded as a discount to the convertible debentures with an offset to additional paid-in capital and is being amortized as interest expense over the life of the debt. Amortization of the warrants, included in interest expense was approximately $99,100 for the three month period ended March 31, 2008. (None for the three month period ended March 31, 2007).

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Continued)

Note 4 — Long-term Debt (Continued)

Interest Expense, net
	Three months ended March 31,
	2008	2007
Interest expense related to debt	$91,024	$—
Amortization of deferred financing costs	284,280	—
Amortization of debt discount	70,353	—
Liquidating Damages on debt	180,000	—
Total interest expense	$625,657	$—

Maturities of the Company’s long term debt for the next five years are as follows:

2009	$805,556
2010	3,666,667
2011	1,404,265
2012	1,129,463
2013	1,129,463
Thereafter	658,854

Total	$8,794,267

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

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Continued)

Note 5 — Commitments and Contingencies (Continued)

Capital Commitments

FlowRider®

Effective April 2007, the Company entered into an exclusive five year agreement to acquire thirty-six FlowRider®, water-themed entertainment units for placement in its future mall-based retail shops in an aggregate amount approximating $21,000,000. The agreement is subject to a performance schedule governing order timing and equipment deposits. Non-refundable deposits placed as of March 31, 2008 and December 31, 2007 were $2,149,300 and $1,336,500, respectively.

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

Note 6 – Related Party Transactions

Advertising Revenue

During 2007, the Company sold advertising to Parlux, Inc, a company whose Chairman and CEO was also a 67.7% shareholder of Adrenalina. These advertising revenues amounted to approximately $282,000 for the three months ended March 31, 2007. (None for the three months ended March 31, 2008).

Related Party Note Payable

On November 1, 2007, the Company issued a 5%, $3,294,267 note to a shareholder (see note 4).

 Note 7 – Concentration of Risk

Vendor Concentration

During the three months ended March 31, 2008 and 2007, retail inventories supplied by one vendor constituted approximately 38% and 25%, respectively of total purchases and 28% and 35% of total inventory as of March 31, 2008 and December 31, 2007, respectively.

FlowRider®

Sales for the use of the FlowRider® amounted to approximately $181,000 and $97,000 for the three months ended March 31, 2008 and 2007, respectively. These sales represented 17% and 22% of retail revenues and 16% and 11% of total revenues for the periods then ended.

Note 8 – Income Taxes

The Company has fully reserved its U.S. net deferred tax assets as of March 31, 2008 due to the uncertainty of future taxable income. The Company has U.S. net operating loss carry-forwards of approximately $2,308,000 which will expire through 2028 and the Company’s State net operating loss carry-forwards of approximately $2,309,000 which will expire through 2028.

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Continued)

Note 9 – Warrants

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

The fair value of these warrants was estimated at approximately $1,493,500 and $1,462,800 at December 31, 2007 and March 31, 2008, respectively, based on the Black-Scholes option pricing model using the following assumptions: a risk free rate of 3.89% and 2.1%, respectively, an expected life of 5 years, a volatility factor of 69% and an expected dividend yield of 0%. This value was recorded to debt discount and is being amortized as interest expense over the period the debt is outstanding (see Note 4).

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

Note 11 – Subsequent Events

During April 2008 the Company sold 400,000 shares of its common stock, in a Securities Purchase Agreement to an accredited investor, at $0.75 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note about Forward-Looking Statements

Forward-Looking Statements

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q/A or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as“believe,” “anticipate,” “expect,” “estimate,” “predict,” “intend,” “plan,” “project,” “will,” “will be,” “will continue,” “will result,” “could,” “may,” “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, including our plans to open new stores, our efforts to increase our gross margins and create a return on invested capital, plans to grow our private label business, projections of our future profitability, results of operations, capital expenditures or our financial condition or other “forward-looking” information and includes statements about revenues, earnings, spending, margins, liquidity, store openings and operations, inventory, private label products, our actions, plans or strategies. We are including this cautionary statement in this report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us.

The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for fiscal 2008 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: the intense competition in the sporting goods industry and actions by our competitors; our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; the availability of retail store sites on terms acceptable to us; the cost of real estate and other items related to our stores; our ability to access adequate capital; changes in consumer demand; risks relating to product liability claims and the availability of sufficient insurance coverage relating to those claims; our relationships with our suppliers, distributors or manufacturers and their ability to provide us with sufficient quantities of products; any serious disruption at our distribution or return facilities; the seasonality of our business; the potential impact of natural disasters or national and international security concerns on us or the retail environment; risks related to the economic impact or the effect on the U.S. retail environment relating to instability and conflict in the Middle East or elsewhere; risks relating to the regulation of the products we sell, risks associated with relying on foreign sources of production; risks relating to implementation of new management information systems; factors associated with our pursuit of strategic acquisitions; risks and uncertainties associated with assimilating acquired companies; risks associated with our exclusive brand offerings; the loss of our key executives, our ability to meet our labor needs; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular; our ability to repay or make the cash payments under our senior convertible notes; changes in our business strategies; any factor described under Part II-Item 1A Risk Factors in our Form 10-Q/A filings and other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission.

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

Beneficial Conversion and Warrant Valuation—We account for our convertible debentures with beneficial conversion features, in accordance with EITF No. 98-5 , Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments . We record a beneficial conversion feature (“BCF”) related to the issuance of convertible debt instruments that have conversion features at fixed rates that are in the money when issued and the fair value of warrants issued in connection with those instruments as a discount to the debt. The discounts recorded in connection with the BCF and warrant valuation are recognized as non-cash interest expense over the term of the instruments.

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

General

Restatement

During the third quarter of 2008, we discovered errors in their previously issued financial statements as of December 31, 2007, March 31, 2008 and June 30, 2008 related to the accounting for the Beneficial Conversion Features on our November and February convertible debt issues. These errors occurred because we incorrectly applied a marketability discount to the market value of their common stock based on a limited history and insufficient trading volume, which was then used to calculate the fair value of the embedded instruments. The correction these errors resulted in the reduction in the carrying amount of the debt due to an increase in the debt discount and an increase in the equity by approximately $1,698,000 and $1,455,000 from their November and February convertible debt issues, as well as an understatement of our non-cash interest expense and net loss by approximately $31,700 and $119,300 as of December 31, 2007 and March 31, 2008.

These errors were accounted for as a prior period adjustments in accordance with Statement of Financial Accounting Standard (SFAS) No. 154 “Accounting for Changes and Error Corrections.” As a result, we have restated our year-end December 31, 2007 and interim periods March 31 and June 30, 2008 consolidated statements of operations cash flows and equity.

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

	For the three months ended
	March 31,	March 31,
(Amounts in thousands of dollars)	2008	2007
Retail Sales	1,065	452
Cost of sales	646	253
Gross profit	39.4%	44.1%

Entertainment	17	364
Cost of sales	11	364
Gross profit	35.3%	0.0%

Publishing	35	46
Cost of sales	44	98
Gross profit	(25.8)%	(113.1)%

Total Sales	1,117	862
Cost of sales	711	715
Gross profit	36.3%	17.1%

Results of Operations

Net Revenues. Net revenues for the three months ended March 31, 2008 increased $254,500 or 29.5% as compared to 2007, primarily due to increased volume in retail operations . During December 2007, we opened a new store in Miami, Florida. Revenues from our retail stores amounted to $1,065,200 for the three months ended March 31, 2008 as compared to $452,000 for the three months ended March 31, 2007 resulting in a total increase of $613,200. Revenues from entertainment and publishing amounted to $16,600 and $34,900 for the three months ended March 31, 2008 as compared to $364,100 and $46,200 for the three months ended March 31, 2007; resulting in a total decrease of $358,800 in entertainment and publishing revenue from the same period in 2007. This decrease is attributable to a shift in corporate strategy from a film based entertainment company to one focused on expanding its revenue base primarily through merchandise sales and entertainment via retail operations nationwide.

Gross Margin . Gross Margin for the three months ended March 31, 2008 increased $259,400 from $146,300 for the three months ended March 31, 2007. This increase of 172.2% from the three months ended March 31, 2008 is principally due to a greater volume of retail sales as media entertainment activity decreased.

Payroll and Employee Benefits. Payroll and employee benefits decreased from $452,800 for three months ended March 31, 2007 to $446,600 for the three months ended March 31, 2008, a decrease of $6,200 or 1.4%.

Occupancy Expense. Occupancy expense includes rent, utilities, insurance and other costs necessary for the occupancy of the stores and main office. During the three months ended March 31, 2008 this cost increased $685,200 from $284,500 primarily due to the increase in rent expense related to the additional leases signed by us during the fourth quarter of 2007 and currently under construction. For the three months ended March 31, 2008 rent expense increased $594,200 an increase of 208.9%. Additionally during this same period insurance costs increased by $33,800, an 81.0% increase over the previous year which was attributed to our second store opening in Miami, Florida.

All Other Selling, General and Administrative Expenses. Other Selling, general and administrative expenses for the three months ended March 31, 2008 is primarily made up of marketing and advertising expenses, professional fees, bad debt expense and cost related to maintaining our patents and trademarks. For the three months ended March 31, 2008 these costs increased by $54,700, an increase of 14.0% verse the three months ended March 31, 2007. This increase was primarily related to an increase in our professional fees of $149,000 related to our annual audit, residual merger related expenses and registration statement expense partially offset by a decrease in our marketing expense of $78,500 and a decrease in our film amortization of $149,800 versus the three month period ended March 31, 2007

Net Loss. The net loss for three months ended March 31, 2008 increased to $2,290,800 from $1,220,000 for the three months ended March 31, 2007, an increase of $1,070,800 or 87.6%. This increase is primarily due to an increase interest expense of $625,700 on our convertible debentures, an increase in our rent expense of $594,000 offset by an increase in our gross margin of $259,300. This overall increase is primarily attributable to a change in our focus on retail stores as we expand our operations.

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

Liquidity and Capital Resources

As of March 31, 2008, the Company's current assets exceeded its current liabilities by $846,600 even though the Company incurred a net loss of $2,290,800 for the three months ended March 31, 2008.

As of March 31, 2008, the Company has cash and cash equivalents of $528,400 and net accounts receivable of $28,500, which provided available capital for operations primarily from the proceeds of the debt incurred by the Company during February 2008. The lack of available cash from the operations of the Company has an adverse impact on the Company's liquidity, activities and operations. Without realization of additional capital, it would be unlikely for the Company to execute its business plan. Management is seeking additional working capital through additional debt or equity private placements, additional notes payable to banks or related parties, or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, if at all.

During February 2008, we issued to three accredited investors our 5% Senior Secured Convertible Debentures in the principal amount of $2,500,000, most of the proceeds of that offering have already been used in connection with new store openings and equipment purchases. In addition, as of March 31, 2008, we had signed commitments to purchase equipment, build out our new store locations and committed under our lease agreements in excess of $45.4 million. Without additional funding, and the rapid generation of significant cash flow from operations, we will likely be unable to meet these commitments and we may have to curtail our operations. We are looking for additional funding which may or may not become available to us on acceptable terms. Any such funding may be in the form of equity and/or debt financing and will likely dilute the ownership interest of our current shareholders.

Net cash flows used in operating activities for the three months ended March 31, 2008 were $1,304,100 as compared to net cash used in operating activities of $491,200 for the three months ended March 31, 2007. For the three months ended March 31, 2008, our net loss amounted to $2,290,800, which included a non-cash adjustment due to depreciation and amortization of $527,600. Changes in assets and liabilities used $438,100 in cash, for three months ended March 31, 2007 our net loss amounted to $1,222,000, which included a non-cash adjustment due to depreciation and amortization of $242,700. Changes in assets and liabilities provided $488,100 in cash.

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

Net cash flows for provided by financing activities the three months ended March 31, 2008 were $2,655,000 as compared to $2,106,200 for the three months ended March 31, 2007. This cash was primarily attributable to proceeds of $2,500,000 related to the issuance of convertible debentures. For the three months ended March 31, 2007 $2,405,100 in cash was provided from related parties.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on October 17, 2008 on its behalf by the undersigned, thereunto duly authorized.

Adrenalina

By:	/s/ Ilia Lekach
Ilia Lekach
Chief Executive Officer

By:	/s/ Michael Labinski
Michael Labinski
Chief Financial Officer