Form 10-Q/A
period 2008-06-30
Adrenalina
filed 2008-10-17
CIK 1398235

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

ADRENALINA

PART I. FINANCIAL INFORMATION
ADRENALINA
Condensed Consolidated Balance Sheets
June 30, 2008 and December 31, 2007

	June 30, 2008 (Unaudited)	December 31, 2007
		(as restated)
Current Assets:
Cash and cash equivalents	$329,248	$444,843
Investments in securities available for sale	12,957	27,773
Accounts receivable, net	120,128	35,197
Merchandise inventories	1,781,096	1,678,937
Film costs, net	63,900	96,800
Prepaid expenses and other current assets	74,635	211,621
Total Current Assets	2,381,964	2,495,171
Deferred loan costs, net	635,654	643,027
Property and equipment, net	7,513,873	4,963,920
Intangible assets, net	244,444	248,444
Total Other Assets	8,393,971	5,855,391
Total Assets	$10,775,935	$8,350,562

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable and accrued liabilities	$2,559,403	$1,106,924
Shareholder advances	725,000	399,930
Current portion of convertible debentures, net of discount of $960,648 and $0, respectively	761,574	─
Total Current Liabilities	4,045,977	1,506,854
Long-Term Liabilities:
Deferred rent	2,010,022	582,114
Related party note	3,294,267	3,294,267
Convertible debentures, net of discount of $3,77,778 and $2,924,891, respectively	—	75,109
Total Long-Term Liabilities	5,304,289	3,951,490

Total Liabilities	9,350,266	5,458,344

Commitments and contingencies

Shareholders’ Equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 19,853,000 and 19,453,000 issued and outstanding, respectively	19,853	19,453
Additional paid-in-capital	15,113,703	12,312,364
Accumulated deficit	(13,707,887)	(9,439,599)
Total Shareholders’ Equity	1,425,669	2,892,218
Total Liabilities and Shareholders’ Equity	$10,775,935	$8,350,562

See accompanying notes to the condensed consolidated financial statements.

ADRENALINA
Condensed Consolidated Statements of Operations
For the Three Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Revenues:
Merchandise sales	$1,124,609	$519,780
Entertainment - other	18,197	112,300
Publishing	52,033	45,411
Total Revenues	1,194,839	677,491

Cost of Revenues:
Merchandise	542,299	238,361
Entertainment licensing fees	8,706	166,764
Production	87,710	129,529
Total Cost of Revenues	638,715	534,654

Gross Profit	556,124	142,837

Operating Expenses:
Payroll and employee benefits	684,069	390,394
Occupancy expense	769,709	173,784
Marketing and advertising expense	53,897	125,925
Professional fees	320,617	43,394
Other selling, general and administrative	91,691	158,278
Amortization	18,450	168,284
Depreciation	102,615	76,239
Total Operating Expenses	2,041,048	1,136,298

Other (Income) and Expenses:
Interest income	(274)	─
Gain on sale of available for sale securities	(21,715)	─
Interest expense	514,519	8,653
Total Other (Income) and Expenses	492,530	8,653

Net Loss	$(1,977,454)	$(1,002,114)

Net loss per share	$(0.10)	$(0.05)

Weighted average common shares used in calculation of per share data	19,747,505	19,100,000

See accompanying notes to the condensed consolidated financial statements.

ADRENALINA
Condensed Consolidated Statements of Operations
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Revenues:
Merchandise sales	$2,189,820	$971,721
Entertainment - related party	─	282,219
Entertainment - other	34,829	194,200
Publishing	86,908	91,612
Total Revenues	2,311,557	1,539,752

Cost of Revenues:
Merchandise	1,188,726	491,462
Entertainment licensing fees	19,613	531,240
Production	141,405	227,847
Total Cost of Revenues	1,349,744	1,250,549

Gross Profit	961,813	289,203

Operating Expenses:
Payroll and employee benefits	1,130,625	843,182
Occupancy expense	1,739,407	458,291
Marketing and advertising expense	88,586	239,097
Professional fees	525,730	99,478
Other selling, general and administrative	296,002	378,467
Amortization	36,900	336,569
Depreciation	205,231	150,627
Total Operating Expenses	4,022,481	2,505,711

Other (Income) and Expenses:
Interest income	(296)	(1,029)
Loss on sale of available for sale securities	67,740	─
Interest expense	1,140,176	8,653
Total Other (Income) and Expenses	1,207,620	7,624

Net Loss	$(4,268,288)	$(2,224,132)

Net loss per share	$(0.22)	$(0.12)

Weighted average common shares used in calculation of per share data	19,600,253	19,100,000

See accompanying notes to the condensed consolidated financial statements.

ADRENALINA
Condensed Consolidated Statements of Equity
For the Six Months Ended June 30, 2008
(Unaudited)

	Common Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit)	Total Equity

Balance at December 31, 2007 (as restated)	19,453,000	$19,453	$12,312,364	$(9,439,599)	$2,892,218

Issuance of warrants with beneficially convertible debt	─	─	2,500,000	─	2,500,000

Issuance of common stock	400,000	400	299,600	─	300,000

Share-based compensation	─	─	1,739	─	1,739

Net loss	─	─	─	(4,268,288)	(4,268,288)

Balance at June 30 , 2008 (Unaudited)	19,853,000	$19,853	$15,113,703	$(13,707,887)	$1,425,669

See accompanying notes to the condensed consolidated financial statements.

ADRENALINA
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash from Operating Activities:
Net loss	$(4,268,288)	$(2,224,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	242,100	487,197
Amortization of discount on convertible debenture	686,465	─
Deferred loan amortization	152,373	─
Deferred compensation expense	1,739	─
Deferred Rent Expense	1,427,908	─
Loss on sale of investments	67,740	─
Changes in assets and liabilities:
Accounts receivable	(84,931)	128,376
Merchandise inventories	(102,159)	(214,439)
Prepaid expenses and other assets	136,986	55,389
Accounts payable and accrued liabilities	1,452,510	332,288
Total Adjustments	3,980,731	788,811
Net Cash Used in Operating Activities	(287,557)	(1,435,321)

Cash Flows from Investing Activities:
Incurred film costs	─	(625,190)
Purchases of investments in available for sale securities	(3,501,189)	─
Proceeds from sales of investments in available for sale securities	3,448,264	─
Purchase of property and equipment, net	(2,755,183)	(1,148,613)
Net Cash Used in Investing Activities	(2,808,108)	(1,773,803)

Cash Flows from Financing Activities:
Repayments of notes receivable - related parties	─	(1,366,790)
Proceeds from related party notes	325,070	4,432,981
Repayment of affiliate note receivable	─	(25,304)
Proceeds from sale of common stock	300,000	─
Deferred loan costs	(145,000)	─
Proceeds from convertible note payable	2,500,000	─
Net Cash Provided by Financing Activities	2,980,070	3,040,887

Net Increase in Cash and Cash Equivalents	(115,595)	(168,237)

Cash and Cash Equivalents - Beginning of Period	444,843	297,801

Cash and Cash Equivalents - End of Period	$329,248	$129,564

See accompanying notes to the condensed consolidated financial statements.

ADRENALINA
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$60,540	$	─

Supplemental Disclosure of Non-Cash Information:
Issuance of warrants with convertible debt	$1,462,843	$	─

Effect of beneficial conversion feature	$1,037,157	$	─

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
Six Months Ended June 30, 2008 and 2007 - continued

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

Restated Financial Statements

During the third quarter of 2008, the Company discovered errors in their previously issued financial statements as of December 31, 2007, March 31, 2008 and June 30, 2008 related to the accounting for the Beneficial Conversion Features on our November and February convertible debt issues. These errors occurred because the Company incorrectly applied a marketability discount to the market value of their common stock based on a limited history and insufficient trading volume, which was then used to calculate the fair value of the embedded instruments. The correction these errors resulted in the reduction in the carrying amount of the debt due to an increase in the debt discount and an increase in the equity by approximately $1,698,000 and $1,455,000 from their November and February convertible debt issues, as well as an understatement of their non-cash interest expense and net loss by approximately $31,700 and $286,800 as of December 31, 2007 and June 30, 2008.

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
Six Months Ended June 30, 2008 and 2007 - continued

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
Six Months Ended June 30, 2008 and 2007 - continued

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
Six Months Ended June 30, 2008 and 2007 - continued

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

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007 - continued

Note 2 — Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company continued to incur significant operating losses through the six months ended June 30, 2008 which raise substantial doubt about the Company’s ability to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses of approximately $4,268,000 and $2,224,000 for the six months ended June 30, 2008 and 2007, respectively. Additionally, the Company has used cash flows in operations of approximately $288,000 and $1,435,000 for the six months ended June 30, 2008 and 2007, respectively. The operations of the Company have been funded through related party borrowings, contributed capital and convertible debentures. Management’s plans to generate cash flow include expanding the Company’s operations through additional store openings and raising additional capital through debt or equity offerings in an effort to fund the Company’s anticipated expansion. There is no assurance additional capital or debt financing will be available to the Company on acceptable terms. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Six Months Ended June 30, 2008 and 2007

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
Six Months Ended June 30, 2008 and 2007 - continued

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

In accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the intrinsic value of the beneficial conversion features were recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the instruments. The Company recorded beneficial conversion features related to the February 2008 financing of $1,037,157. The Company had a recorded beneficial conversion feature related to the December 2007 financing of approximately $1,506,546. Amortization of the beneficial conversion features, included in interest expense was $254,370 and $439,595 for the three and six months ended June 30, 2008, respectively.

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007 - continued

Note 4 — Long-term Debt - continued

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

The aggregate fair value of these warrants was estimated at approximately $1,493,454 and $1,462,843, respectively, based on the Black-Scholes option pricing model using the following assumptions: a risk free rate of 3.89% and 2.10%, respectively, an expected life of 5 years, a volatility factor of 69% and an expected dividend yield of 0%.

The value of these warrants was recorded as a discount to the convertible debentures with an offset to additional paid-in capital and is being amortized as interest expense over the life of the debt.. Amortization of the warrants, included in interest expense was $147,816 and $246,870 for the three and six months ended June 30, 2008, respectively.

Interest Expense, net

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Interest expense related to debt	$71,315	$8,653	$161,388	$8,653
Amortization of deferred financing costs	81,019	—	152,373	—
Amortization of debt discount	402,185	—	686,465	—
Liquidating Damages on debt	(40,000)	—	140,000	—
Total interest expense	$514,519	$8,653	$1,140,176	$8,653

Maturities of the Company’s long term debt for the next five years are as follows:

2009	$1,722,222
2010	3,500,000
2011	936,631
2012	1,129,463
2013	1,129,463
Thereafter	376,488

Total	$8,794,267

As part of the December 2007 financing, the Company also entered into a registration rights agreement that requires it to register all of the shares issuable upon conversion of the debentures (calculated by dividing the principal debenture amount by the conversion price) and exercise of the warrants. Since the Company failed to cause the registration statement to be declared effective within 180 days after the closing dates, it became subject to liquidating damages. On August 12, 2008 the Company entered into an agreement with the holders pursuant to which the holders waived any (i) cash payments due as liquidated damages and (ii) default by the Company as a result of the non-effectiveness of the registration statement in consideration for the issuance to them of 148,254 shares of restricted common stock. As such the Company has accrued approximately $140,000 of liquidating damages, based on the fair value of recent sales of restricted common stock, which is included in the accrued liabilities as of June 30, 2008.

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007 - continued

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
Six Months Ended June 30, 2008 and 2007 - continued

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
Six Months Ended June 30, 2008 and 2007 - continued

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

Note 12 - Subsequent Events

In July 2008, the Company entered into a Securities Purchase Agreement to sell certain accredited investors 166,667 shares of common stock and 83,334 warrants to purchase shares of common stock at $1.50 per share, for the sum of $250,000. Professional fees paid in connection with a finder’s fee and related legal expenses were $32,000.

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

General

Restatement

During the third quarter of 2008, we discovered errors in their previously issued financial statements as of December 31, 2007, March 31, 2008 and June 30, 2008 related to the accounting for the Beneficial Conversion Features on our November and February convertible debt issues. These errors occurred because we incorrectly applied a marketability discount to the market value of their common stock based on a limited history and insufficient trading volume, which was then used to calculate the fair value of the embedded instruments. The correction these errors resulted in the reduction in the carrying amount of the debt due to an increase in the debt discount and an increase in the equity by approximately $1,698,000 and $1,455,000 from their November and February convertible debt issues, as well as an understatement of our non-cash interest expense and net loss by approximately $31,700 and $286,800 as of December 31, 2007 and June 30, 2008.

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

	For the six months ended
	June 30,	June 30,
(Amounts in thousands of dollars)	2008	2007
Retail Sales	$2,190	972
Cost of sales	$1,189	492
Gross profit	45.7%	49.4%

Entertainment	$35	476
Cost of sales	$20	531
Gross profit	42.9%	(11.6)%

Publishing	$87	92
Cost of sales	$141	228
Gross profit	(62.7)%	(147.8)%

Total Sales	$2,312	1,540
Cost of sales	$1,350	1,251
Gross profit	41.6%	18.8%

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

Occupancy Expense. Occupancy expense includes rent, utilities, insurance and other costs necessary for the occupancy of the stores and main office. During the three months ended June 30, 2008 this cost increased to $769,700 from $173,800 or 342.9% from the three months ended June 30, 2007. This increase is primarily due an increase in rent expense related to the additional leases signed by us during the fourth quarter of 2007 and our second store which opened during December 2007, as well as an increase in our rent expense of $620,600 during the three months ended June 30, 2008.

All Other Selling, General and Administrative Expenses. Other Selling, general and administrative expenses are primarily made up of marketing and advertising expenses, professional fees, bad debt expense , amortization expense, depreciation expense and costs related to maintaining our patents and trademarks. For the three months ended June 30, 2008 these costs increased by $15,200, a increase of 2.6% from the three months ended June 30, 2007. This change was mainly comprised of additional professional fees of $277,200, related to our annual audit, residual merger related expenses and registration statement expenses, offset by a decrease in amortization expense on our film products of $149,800 and a decrease in marketing and advertising of $72,000 from the three months ended June 30, 2007.

Net Loss. The net loss for the three months ended June 30, 2008 increased to $1,977,500 from $1,002,100 for the three months ended June 30, 2007, an increase of $975,400 or 97.3%. This increase is primarily due to increased interest expense of $505,900 from our convertible debentures from amortization of the debt discount and an increase in our rent expense of $620,600 related to the leases we signed during the fourth quarter of 2007.

Six Months Ended June 30, 2008 compared to June 30, 2007

Net Revenues. Net revenues for the six months ended June 30, 2008 increased $771,800 or 50.1% as compared to the six months ended June 30, 2007, primarily due to increased volume in retail operations as we had an additional store opened in December 2007. Revenues from our retail stores amounted to $2,189,800 for the six months ended June 30, 2008 as compared to $971,700 for the six months ended June 30, 2007 resulting in a increase of $1,218,100 or 125.4%. Revenues from entertainment and publishing amounted to $34,800 and $86,900 for the six months ended June 30, 2008 as compared to $476,400 and $91,600 for the six months ended June 30, 2007; resulting in a decrease of $446,300 in entertainment and publishing revenue from the same period in 2007. This decrease is attributable to a shift in corporate strategy from a film based entertainment company to one focused on expanding its revenue base primarily through merchandise sales.

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

Occupancy Expense. Occupancy expense includes rent, utilities, insurance and other costs necessary for the occupancy of the stores and main office. During the six months ended June 30, 2008 this cost increased to $1,739,400 from $458,300 for the six months ended June 30, 2007. This increase is primarily attributable to the increase in rent expense related to the additional leases signed. Rent expense for the six months ended June 30, 2008 was $1,428,000. For the six months ended June 30, 2008 occupancy expense increased $1,281,000 or 279.5%.

All Other Selling, General and Administrative Expenses. Other Selling, general and administrative expenses are primarily made up of marketing and advertising expenses, professional fees, bad debt expense, amortization expense, depreciation expense and cost related to maintaining our patents and trademarks. For the six months ended June 30, 2008 these costs decreased by $51,800, or 4.3% verse the six months ended June 30, 2007. This decrease was primarily comprised of a decrease in our marketing expense of $150,500 and a decrease in our film amortization of $299,700, which was offset by an increase in our professional fees of $426,300 which was related to our annual audit, residual merger related expenses and registration statement expenses versus the six months ended June 30, 2007.

Net Loss. The net loss for six months ended June 30, 2008 increased to $4,268,300 from $2,224,100 for the six months ended June 30, 2007, an increase of $2,044,200 or 91.9%. This increase is primarily due to an increase interest expense of $1,132,000 on our convertible debentures, an increase in our rent expense of $1,428,000 offset by an increase in our gross margin of $673,000. This overall increase is primarily attributable to a change in our focus on retail stores as we expand our operations.

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

Liquidity and Capital Resources

As of June 30, 2008, the Company's current liabilities exceeded its current assets by $1,664,000. This is mainly due to retail operations under construction where the current liability is incurred during the purchase of a long term asset. At June 30, 2008, there were $998,500 in current liabilities for properties under construction.

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

During February 2008, we issued to three accredited investors our 5% Senior Secured Convertible Debentures in the principal amount of $2,500,000. The proceeds of that offering have already been used in connection with new store openings and equipment purchases. In addition, as of June 30, 2008, we had signed commitments to purchase equipment, build out our new store locations and committed under our lease agreements in excess of $45.4 million. Without additional funding, and the rapid generation of significant cash flow from operations, we will likely be unable to meet these commitments and we may have to curtail our operations. We are looking for additional funding which may or may not become available to us on acceptable terms. Any such funding may be in the form of equity and/or debt financing and will likely dilute the ownership interest of our current shareholders.

Net cash flows used in operating activities for the six months ended June 30, 2008 were $287,600 as compared to net cash used in operating activities of $1,435,300 for the six months ended June 30, 2007. For the six months ended June 30, 2008, our net loss amounted to $4,268,300, which included a non-cash adjustment due to depreciation and amortization of $1,080,900. Changes in current assets and liabilities provided $1,402,400 in cash. For the six months ended June 30, 2007 our net loss amounted to $2,224,100, which included a non-cash adjustment due to depreciation and amortization of $487,200. Changes in current assets and liabilities provided $301,600 in cash.

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

Net cash flows provided by financing activities for the six months ended June 30, 2008 were $2,980,100 as compared to $3,040,900 for the six months ended June 30, 2007. This cash provided by financing activities in the six months ended June 30, 2008 was primarily attributable to proceeds of $2,500,000 related to the issuance of convertible debentures. The cash provided by financing activities in the six months ended June 30, 2007 was primarily attributable to proceeds of $4,433,000 in cash from related parties.

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