Form 10-Q
period 2008-09-30
Adrenalina
filed 2008-11-10
CIK 1398235

v131216UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2008

☐ Transition Report under Section 13 or 15(d) of the Exchange Act For the
Transition Period from ________ to ___________

Adrenalina
(Exact Name of Registrant as Specified in its Charter)

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

As of November 7, 2008 the registrant's outstanding common stock consisted of 20,167,921 shares, $0.001 par value.

ADRENALINA

PART I. FINANCIAL INFORMATION
ADRENALINA
Condensed Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)	(restated)
Assets
Current Assets:
Cash and cash equivalents	$655,908	$444,843
Investments in securities available for sale	─	27,773
Accounts receivable, net	234,683	35,197
Merchandise inventories, net	1,923,161	1,678,937
Film costs, net	47,450	96,800
Prepaid expenses and other current assets	137,274	211,621
Total Current Assets	2,998,467	2,495,171
Deferred loan costs, net	641,717	643,027
Property and equipment, net	8,051,527	4,963,920
Intangible assets, net	242,444	248,444
Total Other Assets	8,935,688	5,855,391
Total Assets	$11,934,164	$8,350,562

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable and accrued liabilities	$2,836,247	$1,106,924
Shareholder advances	1,144,203	399,930
Current portion of convertible debentures, net of discount of $1,308,463 and $0, respectively	1,163,759	─
Total Current Liabilities	5,144,209	1,506,854
Long-Term Liabilities:
Deferred rent	2,589,073	582,114
Related party note	3,294,267	3,294,267
Convertible debentures, net of discount of $3,738,897 and $2,924,891, respectively	288,881	75,109
Total Long-Term Liabilities	6,172,221	3,951,490

Total Liabilities	11,316,973	5,458,344

Shareholders’ Equity:
Common stock, $0.001 par value, 70,000,000 shares authorized, 20,167,921 and 19,453,000 issued and outstanding, respectively	20,168	19,453
Additional paid-in-capital	16,235,378	12,312,364
Accumulated deficit	(15,637,812)	(9,439,599)
Total Shareholders’ Equity	617,734	2,892,218
Total Liabilities and Shareholders’ Equity	$11,934,164	$8,350,562

See accompanying notes to the condensed consolidated financial statement

ADRENALINA
Condensed Consolidated Statements of Operations
For the Three Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
Revenues:
Retail sales	$1,241,421	$675,676
Entertainment – other	20,479	226,200
Publishing	187,368	29,449
Total Revenues	1,449,268	931,325

Cost of Revenues:
Retail and Merchandise	732,247	475,843
Entertainment licensing fees	9,782	185,226
Production	64,310	59,779
Total Cost of Revenues	806,929	720,849

Gross Profit	642,929	210,476

Operating Expenses:
Payroll and employee benefits	649,399	490,617
Occupancy expense	764,623	282,274
Marketing and advertising expense	28,662	11,309
Professional fees	156,675	211,189
Other selling, general and administrative	242,317	230,144
Amortization	18,450	168,921
Depreciation	130,938	78,576
Total Operating Expenses	1,991,064	1,473,029

Other (Income) and Expenses:
Interest income	(2,276)	(2,105)
Interest expense	584,066	1,808
Total Other Expenses and (Income)	581,790	(297)

Net Loss	$(1,929,925)	$(1,262,256)

Net loss per share	$(0.10)	$(0.07)

Weighted average common shares used in calculation of per share data – basic and diluted	20,061,034	19,100,000

See accompanying notes to the condensed consolidated financial statement

ADRENALINA
Condensed Consolidated Statements of Operations
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
Revenues:
Retail sales	$3,431,242	$1,647,397
Entertainment - related party	─	282,219
Entertainment – other	55,308	420,400
Publishing	274,276	121,060
Total Revenues	3,760,825	2,471,077

Cost of Revenues:
Retail and Merchandise	1,920,937	967,306
Entertainment licensing fees	29,395	716,466
Production	205,715	287,626
Total Cost of Revenues	2,156,084	1,971,398

Gross Profit	1,604,741	499,679

Operating Expenses:
Payroll and employee benefits	1,780,024	1,333,799
Occupancy expense	2,504,030	740,565
Marketing and advertising expense	117,248	250,406
Professional fees	682,405	310,667
Other selling, general and administrative	538,319	608,611
Amortization	55,350	505,491
Depreciation	336,169	229,202
Total Operating Expenses	6,013,545	3,978,741

Other (Income) and Expenses:
Interest income	(2,573)	(3,134)
Loss on sale of available for sale securities	67,740	─
Interest expense	1,724,242	10,461
Total Other Expenses	1,789,410	7,327

Net Loss	$(6,198,213)	$(3,486,389)

Net loss per share	$(0.31)	$(0.18)

Weighted average common shares used in calculation of per share data – basic and diluted	19,785,671	19,100,000

See accompanying notes to the condensed consolidated financial statement

ADRENALINA
Condensed Consolidated Statements of Equity
For the Nine Months Ended September 30, 2008
(Unaudited)

	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2007	19,453,000	$19,453	$12,312,364	$(9,439,599)	$2,892,218

Issuance of warrants and beneficially convertible debt	─	─	3,256,941	─	3,256,941

Sale of common stock and warrants	566,667	567	549,433	─	550,000

Private Placement commissions paid	─	─	(32,000)	─	(32,000)

Issuance of common stock in exchange for liquidated damages on convertible debt	148,254	148	145,600		145,748

Share-based compensation	─	─	3,040	─	3,040

Net loss	─	─	─	(6,198,213)	(6,198,213)

Balance at September 30 , 2008 (Unaudited)	20,167,921	$20,168	$16,235,378	$(15,637,812)	$617,734

See accompanying notes to the condensed consolidated financial statements.

ADRENALINA
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash Flows from Operating Activities:
Net loss	$(6,198,213)	$(2,224,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	391,519	487,197
Amortization of discount on convertible debenture	1,134,472	─
Deferred loan costs amortization	241,310	─
Deferred compensation expense	3,040	─
Deferred rent expense	2,006,959	─
Reserve for obsolete inventory	150,000	─
Loss on sale of investments	67,740	─
Changes in assets and liabilities:
Accounts receivable	(199,486)	128,376
Merchandise inventories	(394,224)	(214,439)
Prepaid expenses and other assets	74,347	55,389
Accounts payable and accrued liabilities	1,729,354	332,288
Total Adjustments	5,205,000	788,811
Net Cash Used in Operating Activities	(993,212)	(1,435,321)

Cash Flows from Investing Activities:
Incurred film costs	─	(625,190)
Purchases of investments in available for sale securities	(3,501,189)	─
Proceeds from sales of investments in available for sale Securities	3,606,968	─
Purchase of property and equipment, net	(3,423,775)	(1,148,613)
Net Cash Used in Investing Activities	(3,317,996)	(1,773,803)

Cash Flows from Financing Activities:
Repayments of notes receivable - related parties	─	(1,366,790)
Proceeds from related party advances	744,273	4,432,981
Repayment of affiliate note receivable	─	(25,304)
Proceeds from sales of common stock	518,000	─
Deferred loan costs	(240,000)	─
Proceeds from convertible debentures	3,500,000	─
Net Cash Provided by Financing Activities	4,522,273	3,040,887

Net Increase in Cash and Cash Equivalents	(211,065)	(168,237)

Cash and Cash Equivalents – Beginning of Period	444,843	297,801

Cash and Cash Equivalents - End of Period	$655,908	$129,564

See accompanying notes to the condensed consolidated financial statements.

ADRENALINA
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$153,563	$	─

Supplemental Disclosure of Non-Cash Financing Activities:
Issuance of warrants with convertible debt	$1,807,980	$	─
Effect of beneficial conversion feature	$1,448,961	$	─

Issuance of restricted common stock in satisfaction of liquidating damages on registration of convertible debentures and warrants	$145,748	$	─
Capitalized interest	$100,825	$	─

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007

Note 1 - Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business and Basis of Consolidation

Interim Financial Statements

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2008 and September 30, 2007, are unaudited except for the balance sheet information at December 31, 2007, which is derived from the audited consolidated financial statements filed on October 17, 2008 in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2007. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2007.

Business

Adrenalina (the “Company” or “Adrenalina”), f/k/a LQD Adrenalina, LLC, was formed as a privately-held Limited Liability Company headquartered in Miami, Florida on September 13, 2004, as a media, retail and entertainment company

Basic Services, Inc. (“BSI”), a Nevada corporation, was organized March 28, 2007 (Date of Inception) and incorporated as a subsidiary of Eaton Laboratories, Inc., ("Eaton"), also a Nevada corporation. On March 30, 2007, BSI's parent corporation, Eaton entered into an Acquisition Agreement and Plan of Merger ("Agreement") with Hydrogen Hybrid Technologies, Inc. ("HHT"), a privately-held Canadian corporation. Pursuant to the terms of the Agreement, HHT acquired Eaton, and Eaton agreed to spin off its wholly-owned subsidiary, Basic Services, Inc. On April 30, 2007, the record shareholders of Eaton received one unregistered, par value $0.001, share of Basic Services, Inc. common stock for every share of Eaton Laboratories common stock owned. The Basic Services, Inc. stock dividend was based on 10,873,750 shares of Eaton common stock that were issued and outstanding as of the record date. The spin off did not include any stock issued to the shareholders of Hydrogen Hybrid Technologies, Inc., who received Eaton shares pursuant to the Agreement with Eaton. Eaton retained no ownership in BSI following the spin off. Further, BSI was no longer a subsidiary of Eaton.

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

For accounting purposes, this transaction was accounted for as a reverse acquisition and recapitalization, since the stockholders of Adrenalina own a majority of the issued and outstanding shares of common stock of BSI and the directors and executive officers of Adrenalina became the directors and executive officers of BSI. As a consequence the historical financial information presented herein represents that of Adrenalina, adjusted to give retroactive effect to the recapitalization of Adrenalina.

On December 13, 2007, BSI changed its name to Adrenalina.

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007 - continued

Note 1 - Description of Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Basis of Consolidation

As of September 30, 2008 and December 31, 2007, the consolidated financial statements include the company and all wholly-owned subsidiaries. All intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

Restated Financial Statements

During the third quarter of 2008, the Company discovered an error in their previously issued financial statements as of December 31, 2007, related to the accounting for the Beneficial Conversion Features on their November convertible debt issue. This error occurred because the Company incorrectly applied a marketability discount to the market value of their common stock based on a limited history and insufficient trading volume, which was then used to calculate the fair value of the embedded instruments. The correction of this error resulted in the reduction in the carrying amount of the debt due to an increase in the debt discount and an increase in equity by approximately $1,698,000 from their November convertible debt issue, as well as an understatement of the non-cash interest expense and net loss by approximately $31,700 as of December 31, 2007.

On October 17, 2008 the Company amended their previously issued financial statements on Form 10-KSB/A to reflect the correction of this error.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include accounting for depreciation and amortization, allowance for uncollectible accounts, reserve for obsolete inventory, film costs, goodwill, barter transactions, business combinations, the beneficial conversion feature on the convertible debenture, warrants, deferred rent, loan costs and contingencies.

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year. The adoption of SFAS 157 did not have a material effect on our financial position or results of operations.

On January 1, 2008, we adopted the provisions of SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. We did not elect to report any additional assets or liabilities at fair value and accordingly, the adoption of SFAS 159 did not have a material effect on our financial position or results of operations.

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007 - continued

Note 1 - Description of Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements – continued

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact SFAS 141(R) will have upon adoption on our accounting for acquisitions. Previously any changes in valuation allowances as a result of income from acquisitions for certain deferred tax assets would serve to reduce goodwill whereas under SFAS 141(R), any changes in the valuation allowance related to income from acquisitions currently or in prior periods will serve to reduce income taxes in the period in which the reserve is reversed.
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

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007 - continued

Note 1 - Description of Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Summary of Significant Accounting Policies

Revenue Recognition

Retail

Revenue for sales of merchandise is recognized when merchandise is sold and delivered to the customer. The Company maintains a reserve for product returns and discounts. Retail revenue also includes income from its point-of-sale entertainment attraction, the Flow Rider ®. Revenue from the FlowRider ® is recorded at the time services are provided to the customer. Retail revenue is reported net of sales tax which amounted to approximately $59,000, $181,000, $38,000 and $102,000 for the three and nine month periods ended September 30, 2008 and 2007, respectively.

Advertising Costs

The Company expenses advertising costs when incurred. Advertising expense incurred during the three and nine month periods ended September 30, 2008 and 2007 was $29,000, $117,000, $11,000 and $250,000, respectively. Additionally, the Company included in advertising expense bartered transactions with broadcasters, in which the Company provides its film for broadcast and receives in return air time which is used to promote their products.

Capitalized Interest

The Company capitalizes interest as part of the cost of major projects during extended construction periods. Capitalized interest, which is recorded as reduction to interest and financing costs in the condensed statements of consolidated operations, totaled approximately $102,000 for the three and nine months ended September 30, 2008. The Company did not capitalize any interest expense during the three and nine months ended September 30, 2007.

Earnings per share

The Company computed basic and diluted loss per common share by dividing the losses applicable to   common stock by the weighted average number of basic and diluted common shares outstanding. The Company’s basic and diluted EPS calculation for the three and nine month periods ended September 30, 2008 and 2007, respectively are the same since the number of shares that would be included in the dilutive calculation from assumed exercise of common stock equivalents would have been antidilutive due to the net loss in each of the periods reported. For the three and nine month periods ended September 30, 2008 the Company excluded 3,404,762 and 3,089,506 common shares from their earnings per share calculation. The Company did not have dilutive shares during the three and nine month periods ended September 30, 2007.

Reclassifications

Certain amounts from prior consolidated financial statements and related notes have been reclassified to conform to the current year presentation.

Note 2 — Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company continued to incur significant operating losses through the nine months ended September 30, 2008 which raise substantial doubt about the Company’s ability to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses of approximately $6,198,000 and $3,486,000 for the nine months ended September 30, 2008 and 2007, respectively. Additionally, the Company has used cash flows in operations of approximately $993,000 and $1,435,000 for the nine months ended September 30, 2008 and 2007, respectively. The operations of the Company have been funded through related party borrowings, contributed capital and convertible debentures. Management’s plans to generate cash flow include expanding the Company’s operations through additional store openings and raising additional capital through debt or equity offerings in an effort to fund the Company’s anticipated expansion. There is no assurance additional capital or debt financing will be available to the Company on acceptable terms. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007 - continued

Note 3 — Property and Equipment

Major categories of property and equipment at September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008	December 31, 2007

Leasehold improvements	$2,292,603	$2,162,295
Furniture, fixtures and equipment	2,033,228	1,747,462
Software	113,518	90,978
Vehicles	15,000	15,000
Construction in process	1,848,427	35,929
Deposits on FlowRider ® equipment purchase contracts	2,509,163	1,336,500

	8,811,939	5,388,164
Less: accumulated depreciation and amortization	(760,412)	(424,244)

Total property and equipment	$8,051,527	$4,963,920

Depreciation expense totaled approximately $131,000, $336,000, $79,000 and $229,000 for the three and nine month periods ended September 30, 2008 and 2007, respectively.

Note 4 — Long-term Debt

Related party note

On November 1, 2007 the Company issued a $3,294,267, 5% note payable to a shareholder, with monthly payments of $94,122 commencing on November 1, 2010 and continuing monthly through October 2013, when the balance of unpaid principal and interest is due.

Convertible debentures

During November, 2007, the Company issued a $3,000,000 5% Senior Secured Convertible Debenture, with quarterly interest payments commencing in January 2008. Principal amounts under this debenture are payable in 18 equal monthly installments commencing the 12th month following the issuance date. The Company may also elect to make principal payments in shares of common stock if there exists an effective registration statement with respect to the shares issuable upon conversion of the Debenture. If the Company elects to make principal payments in common stock, the conversion rate will be the lesser of the conversion price (see below) or 88% of the volume weighted average price for the ten consecutive trading days ending immediately prior to the applicable date a principal payment is due.

During February 2008, the Company issued a $2,500,000 5% Senior Secured Convertible Debenture, with quarterly interest payments commencing in May 2008. Principal amounts under this debenture are payable in 18 equal monthly installments commencing the 12th month following the issuance date. The Company may also elect to make principal payments in shares of common stock if there exists an effective registration statement with respect to the shares issuable upon conversion of the Debenture. If the Company elects to make principal payments in common stock, the conversion rate will be the lesser of the conversion price (see below) or 88% of the volume weighted average price for the ten consecutive trading days ending immediately prior to the applicable date a principal payment is due.

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007 - continued

Note 4 — Long-term Debt - continued

Convertible debentures - continued

At any time during the life of the November and February debentures the holder may convert the debenture into shares of the Company’s common stock at a fixed conversion price of $0.75, subject to adjustment in the event that the Company issues new common stock at a price below the conversion price. Following the effective date of the registration statement filed in connection with the shares, the Company may force conversion of the debentures if the market price of their common stock is at least $2.75 for any 20 out of 30 consecutive trading days. The Company may also prepay these debentures in cash at 115% of the then outstanding principal balance provided there is a registration statement in effect with respect to the shares issuable upon conversion of the debentures.

During August 2008, the Company issued a $1,000,000 5% Senior Secured Convertible Debenture, with quarterly interest payments commencing in September 2008. The principal amount under this debenture are payable in 24 months following the issuance date. The Company may also elect to make principal payments in shares of common stock if there exists an effective registration statement with respect to the shares issuable upon conversion of the Debenture. If the Company elects to make principal payments in common stock, the conversion rate will be the lesser of the then effective conversion price (see below) or 88% of the volume weighted average price for the ten consecutive trading days ending immediately prior to the applicable date a principal payment is due.

At any time during the life of the August debenture the holder may convert the debenture into shares of the Company’s common stock at a fixed conversion price of $1.50, subject to adjustment in the event that the Company issues new common stock at a price below the conversion price. Following the effective date of the registration statement filed in connection with the shares, the Company may force conversion of the debentures if the market price of their common stock is at least $3.00 for any 20 out of 30 consecutive trading days. The Company may also prepay these debentures in cash at 115% of the then outstanding principal balance provided there is a registration statement in effect with respect to the shares issuable upon conversion of the debentures.

These debentures rank senior to all of the Company’s current and future indebtedness and are secured by substantially all of the Company’s assets.

Beneficial Conversion Feature

`
In connection with the November 2007, February 2008 and August 2008 convertible debentures, the Company determined that a beneficial conversion feature existed on the date the notes were issued. The beneficial conversion feature related to these notes was valued as the difference between the effective conversion price (computed by dividing the relative fair value allocated to the convertible debt by the number of shares the debt is convertible into) and the fair value of the common stock multiplied by the number of shares into which the debt may be converted.

In accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the intrinsic value of the beneficial conversion features were recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the instruments. The Company recorded beneficial conversion features related to the August 2008 financing of $412,000. The Company recorded beneficial conversion features related to the November 2007 and February 2008 financing of $1,507,000 and $1,037,000, respectively. Amortization of these beneficial conversion features, included in interest expense was approximately $289,000 and $728,000 for the three and nine months ended September 30, 2008, respectively.

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007 – continued

Note 4 — Long-term Debt - continued

Detachable Common Stock Warrants

In connection with the convertible debentures issued during November 2007, February 2008 and August 2008, respectively, the Company issued five-year warrants to purchase 4,000,000, 3,333,333 and 333,333 shares of common stock, respectively, at $2.00 per share. The exercise price of these warrants is subject to full ratchet anti-dilution rights in the event that the Company issues securities at less than $1.38 per share. The warrants vested immediately and expire in five years.

The aggregate fair value of these warrants was estimated at approximately $1,493,000, $1,463,000 and $345,000, respectively, based on the Black-Scholes option pricing model using the following assumptions: a risk free rate of 3.89%, 2.10% and 3.14%, respectively, an expected life of 5 years, a volatility factor of 69%, 69% and 85%, respectively and an expected dividend yield of 0%.

Amortization of the warrants, included in interest expense was $159,000 and $406,000 for the three and nine months ended September 30, 2008, respectively.

Interest Expense, net

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Interest expense related to debt	$141,199	$1,808	$302,060	$10,461
Amortization of deferred financing costs	89,937	—	237,143	—
Amortization of debt discount	448,007	—	1,136,541	—
Capitalized interest on construction in process	(100,825)	—	(100,825)	—
Liquidating Damages on debt	5,748	—	145,748	—
Total interest expense	$584,066	$1,808	$1,724,242	$10,461

Maturities of the Company’s long term debt for the next five years are as follows:

2009	$2,472,222
2010	4,027,778
2011	941,220
2012	1,129,464
2013	1,129,464
Thereafter	94,119

Total	$9,794,267

As part of the November 2007 financing, the Company also entered into a registration rights agreement that requires it to register all of the shares issuable upon conversion of the debentures (calculated by dividing the principal debenture amount by the conversion price) and exercise of the warrants. Since the Company failed to cause the registration statement to be declared effective within 180 days after the closing dates, it became subject to liquidating damages. On August 12, 2008 the Company entered into an agreement with the holders pursuant to which the holders waived any (i) cash payments due as liquidated damages and (ii) default by the Company as a result of the non-effectiveness of the registration statement in consideration for the issuance to them of 148,254 shares of restricted common stock. As such the Company has recorded approximately $146,000 of liquidating damages, based on the fair value of recent sales of restricted common stock, which is included in the interest expense for the nine months ended September 30, 2008.

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007 - continued

Note 5 — Commitments and Contingencies

Operating Leases

The Company’s rent expense amounted to approximately $657,000, $2,149,000, $233,000 and $741,000 for the three and nine month periods ended September 30, 2008 and 2007, respectively. The Company has various long-term non-cancelable lease commitments certain of which are guaranteed by officers and shareholders of the Company, for its offices, warehouse and stores which expire through 2019. The minimum rental commitments under non-cancelable long-term operating leases during the next five years are as follows:

2009	$2,504,061
2010	3,027,669
2011	3,214,074
2012	3,236,334
2013	3,270,036
Thereafter	14,884,436

Total	$30,136,610

Capital Commitments

FlowRider®

Effective April 2007, the Company entered into an exclusive five year agreement to acquire thirty-six FlowRider®, water-themed entertainment units for placement in its future mall-based retail shops in an aggregate amount approximating $21,000,000. The agreement is subject to a performance schedule governing order timing and equipment deposits. Non-refundable deposits placed as of September 30, 2008 and December 31, 2007 were $2,509,200 and $1,336,500, respectively.

Retail Locations

At September 30, 2008, the Company had signed leases and construction agreements to develop six new retail locations. Capital commitments under these agreements were approximately $5.4 million.

Litigation

The Company is involved in various claims and legal proceedings in the ordinary course of its business activities. The Company believes that any potential liability associated with the ultimate outcome of these matters will not have a material adverse effect on its financial position or results of operations.

Note 6 - Related Party Transactions

Advertising Revenue

During 2007, the Company sold advertising to Parlux, Inc., a company whose Chairman and CEO was also a 67.7% shareholder of Adrenalina. These advertising revenues amounted to approximately $0 and $282,200 for the three and nine month periods ended September 30, 2007. (None for the three or nine month periods ended September 30, 2008).

Related Party Note Payable

On November 1, 2007, the Company issued a 5%, $3,294,267 note to a shareholder. (see note 4)

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007 - continued

Note 7 - Concentration of Risk

Vendor Concentration

During the three and nine month periods ended September 30, 2008 and 2007 no single vendor supplied more than 5% of the Companies retail inventories purchases.

FlowRider®

Sales related to the FlowRider® entertainment product, amounted to approximately $224,000, $588,000, $123,000 and $330,000 for the three and nine month periods ended September 30, 2008 and 2007, respectively. These sales represented 18.0%, 17.1%, 18.2% and 20.0% of retail revenues and 15.0%, 15.6%, 13.2% and 13.4% of total revenues for the three and nine month periods ended September 30, 2008 and 2007, respectively.

Note 8 - Income Taxes

The Company has fully reserved its U.S. net deferred tax assets as of September 30, 2008 due to the uncertainty of future taxable income. The Company has U.S. net operating loss carry-forwards of approximately $2,453,000 which will expire through 2028 and state net operating loss carry-forwards of approximately $2,471,000 which will expire through 2028.

Note 9 - Warrants

The following is a summary of the status of all of the Company’s stock warrants for the year ended December 31, 2007 and the nine months period ended September 30, 2008:

	Number of Shares	Weighted-Average Exercise Price

Outstanding at January 1, 2007	—	$—
Granted	4,000,000	2.00
Exercised	—	—
Cancelled	—	—
Outstanding at December 31, 2007	4,000,000	2.00
Granted	3,750,000	2.01
Exercised	—	—
Cancelled	—	—
Outstanding at September 30, 2008	7,750,000	2.00
Warrants exercisable at December 31, 2007	4,000,000	2.00
Warrants exercisable at September 30, 2008	7,750,000	$2.00

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007 - continued

Note 9 – Warrants – continued

The following tables summarize information about stock warrants outstanding and exercisable at September 30, 2008:

	Stock Warrants Outstanding
Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$2.00	7,666,666	4.31	$2.00
$2.25	83,334	4.81	$2.25
	7,750,000	4.32	$2.00

In July 2008 and in connection with the Securities Purchase Agreement to sell shares of common stock (see Note 11), the Company issued 83,334 warrants to certain accredited investors. The warrants are exercisable at any time for a period of 5 years at an exercise price of $2.25. The warrants were valued using the Black-Scholes pricing model and resulted in a fair value of $108,387. The fair value of these warrants was recorded as additional paid-in capital and is considered part of the proceeds received from the investors.

Note 10 - Share-Based Compensation

On February 28, 2008, the Company granted 20,000 options to certain non-employee directors, to acquire common stock during a five-year period at $1.50 per share. These options vest over a five-year period at the annual rate of 4,000 shares per year. The fair value of the options at the grant date was determined to be $11,300 and the options are being expensed as share-based compensation over the applicable vesting periods.

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

Included in compensation expense for the three and nine months ended September 30, 2008, are $1,301 and $3,040 of share-based compensation relating to the options issued in February 2008. The Company did not have any share-based compensation during the three and nine months ended September 30, 2007.

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007 - continued

Note 11 – Sales of Restricted Common Stock

During April 2008 the Company sold 400,000 shares of its restricted common stock, in a Securities Purchase Agreement to an accredited investor, at $0.75 per share.

During July 2008, the Company entered into a Securities Purchase Agreement to sell certain accredited investors 166,667 shares of restricted common stock and 83,334 warrants to purchase shares of common stock at $1.50 per share, for the sum of $250,000. Professional fees paid in connection with a finder’s fee and related legal expenses were $32,000.

During August 2008 the Company issued 148,254 shares of its restricted common stock to an accredited investor in satisfaction of liquidated damages on convertible debentures.

Note 12 - Subsequent Events

On October 10, 2008, the Company opened its third retail store in the International Mall of Tampa, Florida.

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

Overview

Adrenalina is a retail, entertainment, media and publishing company that is focused on the nature and lifestyle surrounding extreme sports and outdoor adventures. We are also the nation's first and only retailer that has enhanced the retail shopping experience, with our particular mix of shopping and entertainment that includes the FlowRider®. Currently we have three stores open and are in the process of opening [six] additional stores during 2008 and the first quarter of 2009.

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

We expect the next 12 months to be our most challenging as we transform our operations and expand into new markets. We are also going to face extreme financial pressure as we continue the construction of our Atlanta and Houston stores and start building out our stores in Dallas and Denver. Each of these endeavors will take significant cash to open and currently we do not have sufficient financial capacity to fund their openings.

Also, through the rest of 2008 we anticipate that our current trend of losses will continue and that these losses will exceed our losses incurred during 2007. These continued losses have placed greater pressures on our existing employees which may in turn lead to greater turnover. Coupled with the fact that we may not be able to find suitable additional employees or replacements for key personnel, this may hamper our growth strategy. We may also face delays in opening our new stores and, if they are not completed on time, we may miss retail sales opportunities fourth quarter retail sales opportunities which is traditionally the retail industry’s most profitable quarter. We may additionally face economic pressures if our sales in our new markets do not meet up to our anticipated results, because of the continued pressure placed on our buying capacity as a result of a declining currency or our customers ability to purchase our products because of a decline in their disposable income.

We are however, developing additional channels to make our products available throughout the rest of the world with our wholesale operations. During 2007 our total wholesale operations were not material to our financial results. We believe that this will turn during the fourth quarter of 2008 as we expect to see our sales in this area increase. These increased sales, in turn will help provide us with some of the cash flows that will be necessary to support our operations.

While many of our competitors are slowing their expansion because of recent declines in the national retail sales, we believe that now is the time to push into new markets which will be key drivers in our future success. As recent economic trends have softened the real estate market, we believe that incentives offered by malls will help to finance most of our development costs during the fourth quarter of 2008 and our 2009 fiscal year.

Critical Accounting Policies and Estimates

We have prepared our financial statements in conformity with U.S. generally accepted accounting principles, and these financial statements necessarily include some amounts that are based on our informed judgments and estimates. Our senior management has discussed the development and selection of these critical accounting estimates, and the disclosure in this section of this report regarding them, with the Board of Directors. Our significant accounting policies are discussed in Note 1 of Notes to Condensed Consolidated Financial Statements. Our critical accounting policies represent those policies that are subject to judgments and uncertainties. As discussed below, our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of these policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. Our critical accounting policies include:

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

Revenue Recognition

Retail Items— Revenue from sales of our merchandise is recognized at the time of the merchandise sale. Revenue is presented net of sales taxes collected. We allow for merchandise to be returned under most circumstances and provide for a reserve of estimated returns. Additionally, retail revenue includes income from our point-of-sale attraction, Flow Rider ® revenue, which is recorded at the time services are provided to the end user.

Gift cards— We record a gift card liability on the date we issue the gift card to the customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. Gift card breakage is recorded as revenue based on an estimated amount of gift cards that are expected to go unused that are not subject to escheatment. For the periods ended September 30, 2008 and December 31, 2007, we did not record an estimate for breakage due to our limited history and the limited estimated amount of gift cards expected to remain unused.

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

Income Taxes—We record income tax expense using the liability method for taxes and are subject to federal, state, and local jurisdictions. As necessary, our current tax liability or asset is recognized for the estimated taxes payable or refundable on the tax returns for the current year and a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carry-forwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Also a valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. If different assumptions had been used, our tax expense, assets, and liabilities could have varied from recorded amounts. If actual results differ from estimated results or if we adjust these assumptions in the future, we may need to adjust our deferred tax assets or liabilities, which could impact our effective tax rate.

General

Restatement

During the third quarter of 2008, we discovered errors in our previously issued financial statements as of December 31, 2007, March 31, 2008 and June 30, 2008 related to the accounting for the Beneficial Conversion Features on our November and February convertible debt issues. These errors occurred because we incorrectly applied a marketability discount to the market value of our common stock based on our limited trading history and low trading volume. This discounted market value was then used to calculate the fair value of the embedded instruments. In October 2008 we filed an amended 10-KSB and amended our quarterly reports to correct these errors. The correction these errors resulted in the reduction in the carrying amount of the debt due to an increase in the debt discount and an increase in the equity by approximately $1,698,000 and $1,455,000 from their November and February convertible debt issues, as well as an understatement of our non-cash interest expense and net loss by approximately $31,700, $119,300 and $286,800 for the periods ended December 31, 2007, March 31, 2008 and June 30, 2008, respectively.

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

	For the nine months ended
	September 30,	September 30,
(Amounts in thousands of dollars)	2008	2007

Retail Sales	$3,431	1,647
Cost of sales	$1,921	967
Gross profit	44.0%	41.3%

Entertainment	$55	703
Cost of sales	$29	716
Gross profit	47.3%	(1.8)%

Publishing	$274	121
Cost of sales	$206	288
Gross profit	24.8%	(138.0)%

Total Sales	$3,761	2,471
Cost of sales	$2,156	1,971
Gross profit	42.7%	20.2%

Results of Operations

Three Months Ended September 30, 2008 compared to September 30, 2007

Revenues. Total revenues for the three months ended September 30, 2008 increased $518,000 or 55.6% as compared to the three months ended September 30, 2007, primarily due to increased volume in retail operations. Revenues from our retail stores amounted to $1,241,000 for the three months ended September 30, 2008 as compared to $676,000 for the three months ended September 30, 2007 resulting in an increase of $566,000 or 83.7% primarily resulting from the revenues of an additional store, which opened in December 2007. Revenues from entertainment and publishing were $20,000 and $187,000 for the three months ended September 30, 2008 as compared to $226,000 and $29,000 for the three months ended September 30, 2007; resulting in a total decrease of $48,000 in entertainment and publishing revenue from the same period in 2007. This decrease is attributable to a shift in corporate strategy from a film based entertainment company to one focused on expanding its revenue base primarily through merchandise sales and entertainment via retail operations nationwide.

Gross Profit. Our gross profit for the three months ended September 30, 2008 increased $432,000 to $643,000 from $210,000 for the three months ended September 30, 2007. This $432,000 increase, equal to a 205.5% increase, is due to an increase in gross profit from retail sales of $310,000 and an increase in gross profit from our entertainment and publishing activities equal to $122,000.

Payroll and Employee Benefits. Payroll and employee benefits increased to $649,000 for the three months ended September 30, 2008 from $491,000 for the three months ended September 30, 2007, an increase of $159,000 or 32.4%. This increase is primarily attributable to additional employees to support the retail operations and an increase in support personnel in anticipation of increased operations.

Occupancy Expense. Occupancy expense includes rent, utilities, insurance and other costs necessary for the occupancy of the stores and main office. During the three months ended September 30, 2008 this cost increased to $765,000 from $282,000 or 170.9% from the three months ended September 30, 2007. This increase is primarily attributable to our new stores which opened during the fourth quarter of 2007 and 2008, as well as our recognition of rent expense for stores currently under construction.

All Other Selling, General and Administrative Expenses. Other Selling, general and administrative expenses are primarily made up of marketing and advertising expenses, professional fees, bad debt expense, amortization expense, depreciation expense and costs related to maintaining our patents and trademarks. For the three months ended September 30, 2008 these costs decreased by $123,000, a decrease of 17.6% from the three months ended September 30, 2007. This change was mainly comprised of lower professional fees of $55,000; due to merger related costs, along with a decrease in amortization expense on our film products of $150,000, which was partially offset with an increase in depreciation expense of $52,000, from the three months ended September 30, 2007.

Net Loss. The net loss for the three months ended September 30, 2008 increased to $1,929,000 from $1,262,000 for the three months ended September 30, 2007, an increase of $668,000 or 52.9%. This increase is primarily due to increased interest expense of $582,000 from our convertible debentures from amortization of the debt discount and an increase in our occupancy expense of $482,000 related to the leases we signed during the fourth quarter of 2007, partially offset by an increase in gross profit of $432,000.

Nine Months Ended September 30, 2008 compared to September 30, 2007

Revenues. Total revenues for the nine months ended September 30, 2008 increased $1,290,000 or 52.2% as compared to the nine months ended September 30, 2007, primarily due to increased volume in retail operations as we had an additional store opened in December 2007. Revenues from our retail stores amounted to $3,431,000 for the nine months ended September 30, 2008 as compared to $1,647,000 for the nine months ended September 30, 2007 resulting in a increase of $1,784,000 or 108.3%. Revenues from entertainment and publishing amounted to $55,000 and $274,000 for the nine months ended September 30, 2008 as compared to $703,000 and $121,000 for the nine months ended September 30, 2007; resulting in a decrease of $495,000 in entertainment and publishing revenue from the same period in 2007. This decrease is attributable to a shift in corporate strategy from a film based entertainment company to one focused on expanding its revenue base primarily through merchandise sales.

Gross Profit. Gross Profit for the nine months ended September 30, 2008 increased $1,105,000 to $1,605,000 from $500,000, for the nine months ended September 30, 2007. This $1,105,000 increase, equal to a 221.2% increase,  is due to an increase in gross profit from retail sales of $830,000 and an increase in gross profit from our entertainment and publishing activities equal to $275,000.

Payroll and Employee Benefits. Payroll and employee benefits increased to $1,780,000 for nine months ended September 30, 2008 from $1,334,000 for the nine months ended September 30, 2007, an increase of $446,000 or 33.4%. This increase is primarily related to our expansion into new stores.

Occupancy Expense. Occupancy expense includes rent, utilities, insurance and other costs necessary for the occupancy of the stores and main office. During the nine months ended September 30, 2008 this cost increased to $2,504,000 from $741,000, an increase of $1,763,000 or 238.1% from the nine months ended September 30, 2007. This increase is primarily attributable to the increase in rent expense related to the additional leases signed. Rent expense for the nine months ended September 30, 2008 was $2,149,000 which was an increase of $1,408,000 or 190.0% for the same period during 2007. This increase is primarily attributable to our new stores which opened during the fourth quarter of 2007 and during the first nine months of 2008, as well as our recognition of rent expense for stores currently under construction.

All Other Selling, General and Administrative Expenses. Other Selling, general and administrative expenses are primarily made up of marketing and advertising expenses, professional fees, bad debt expense, amortization expense, depreciation expense and cost related to maintaining our patents and trademarks. For the nine months ended September 30, 2008 these costs decreased by $175,000 or 9.2% verse the nine months ended September 30, 2007. This decrease was primarily comprised of a decrease in our marketing expense of $133,000 and a decrease in our film amortization of $450,000, which was offset by an increase in our professional fees of $372,000 which was related to our annual audit, residual merger related expenses and registration statement expenses as compared to the nine months ended September 30, 2007.

Net Loss. The net loss for nine months ended September 30, 2008 increased to $6,198,000 from $3,486,000 for the nine months ended September 30, 2007, an increase of $2,712,000 or 77.8%. This increase is primarily due to an increased interest expense of $1,714,000 on our convertible debentures, an increase in our occupancy expense of $1,763,000 offset by an increase in our gross profit of $1,105,000. This overall increase is primarily attributable to a change in our focus on retail stores as we expand our operations.

Plan of Operation

Currently we do not believe that the Company will be able to generate any significant cash flow during the coming year to fund our planned expansion or to fund our current operations. However, under our current model of funding operations through capital contributions and debt we believe that we can sustain ourselves for the next twelve months. Currently we are seeking additional outside funding to keep the business operational beyond 2009; however there is no assurance additional debt or capital will be available to us on acceptable terms.

Liquidity and Capital Resources

As of September 30, 2008, the Company's current liabilities exceeded its current assets by $2,146,000. This is mainly due to retail operations under construction where the current liability is incurred during the purchase of a long term asset and maturities of our convertible debentures. At September 30, 2008, $428,000 was included in accrued expenses for properties under construction.

As of September 30, 2008, the Company has cash and cash equivalents of $656,000 and net accounts receivable of $235,000, which provided available capital for operations primarily from the proceeds of the debt incurred by the Company during August 2008. The lack of available cash from the operations of the Company has an adverse impact on the Company's liquidity, activities and operations. Without realization of additional capital, it would be unlikely for the Company to execute its business plan. Management is seeking additional working capital through additional debt or equity private placements, additional notes payable to banks or related parties, or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, if at all.

During February and August 2008, we issued to three accredited investors our 5% Senior Secured Convertible Debentures in the principal amount of $2,500,000 and $1,000,000, respectively. Most of the proceeds from these offerings have already been used in connection with new store openings and equipment purchases. In addition as of September 30, 2008, we had signed commitments to build out our new store locations and had committed under our lease agreements in excess of $35.5 million. Without additional funding, and the rapid generation of significant cash flow from operations, we will likely be unable to meet these commitments and we may have to curtail our operations. We are looking for additional funding which may or may not become available to us on acceptable terms. Any such funding may be in the form of equity and/or debt financing and will likely dilute the ownership interest of our current shareholders.

Net cash flows used in operating activities for the nine months ended September 30, 2008 were $993,000 as compared to net cash used in operating activities of $1,435,000 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, our net loss amounted to $6,198,000, which included a non-cash adjustment due to depreciation and amortization of $633,000, a non-cash adjustment due to amortization of discount on convertible debenture of $1,134,000 and a non-cash charge due to deferred rent of $2,006,000. Changes in current assets and liabilities provided $1,210,000 in cash. For the nine months ended September 30, 2007 our net loss amounted to $2,224,000, which included a non-cash adjustment due to depreciation and amortization of $487,000. Changes in current assets and liabilities provided $302,000 in cash.

Net cash flows used in investing activities for the nine months ended September 30, 2008 was $3,318,000 as compared to $1,774,000 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008 and 2007 our net cash used in investing activities was primarily attributable to the purchase of property and equipment for our retail operations. Additionally during the nine months ended September 30, 2008 we purchased and sold available for sale securities. We held no securities at the end of the quarter.

Net cash flows provided by financing activities for the nine months ended September 30, 2008 were $4,522,000 as compared to $3,041,000 for the nine months ended September 30, 2007. This cash provided by financing activities was primarily attributable to proceeds of $3,500,000 related to the issuance of convertible debentures and $1,262,000 from the sale of our restricted common stock and proceeds from related party borrowings. Cash provided by financing activities in the nine months ended September 30, 2007 was primarily attributable to proceeds of $4,433,000 in cash from related parties.

The Company has made capital commitments for leases, construction agreements and purchases of equipment. At September 30, 2008, the Company had signed leases and construction agreements to develop six new retail locations. Capital commitments under these agreements were approximately $5.4 million. Further, effective April 2007, the Company entered into an exclusive five year agreement to acquire thirty-six FlowRider®, water-themed entertainment units for placement in its future mall-based retail shops in an aggregate amount approximating $21,000,000. The agreement is subject to a performance schedule governing order timing and equipment deposits. Non-refundable deposits placed as of September 30, 2008 and December 31, 2007 were $2,509,200 and $1,336,500, respectively.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

None.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

As required by SEC Rule 13a-15 or Rule 15d-15, our Chief Executive and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures are not effective as of September 30, 2008, and that they do not allow for information required to be disclosed by the company in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Based on the foregoing, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures were not effective. Specifically, the Company identified several material weaknesses in our internal control over financial reporting as described in Item 8A and 8A(T) in our annual report on Form 10-KSB filed with the SEC on April 15, 2008 (as amended on October 17, 2008), which had not been corrected as of September 30, 2008. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Based on the foregoing evaluation, the Company has concluded that there was no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Remediation of Material Weaknesses

As of December 31, 2007 and September 30, 2008, there were control deficiencies which constituted material weaknesses in our internal control over financial reporting. To the extent reasonably possible in our current financial condition, we will continue to seek the advice of outside consultants and internal resources to implement additional internal controls.

In addition, we are taking steps to hire additional personnel, implement new policies and procedures within the financial reporting process with adequate review and approval procedures. During the nine months ended September 30, 2008, the company hired a Director of IT and new Chief Financial Officer. These 2 additions to the Company’s senior management have begun to improve the internal control over financial reporting which may help to mitigate the material weaknesses in the future.

Through these steps, we believe we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2007, and September 30, 2008. Because the remedial actions additionally require hiring of personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our ICFR systems. These efforts require significant time and resources. If we are unable to establish adequate ICFR systems, we may encounter difficulties, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims and legal proceedings in the ordinary course of its business activities. The Company believes that any potential liability associated with the ultimate outcome of these matters will not have a material adverse effect on its financial position or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-KSB/A for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on October 17, 2008, which could materially affect our business, financial condition, financial results or future performance. Reference is made to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” of this report which is incorporated herein by reference.

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

Our inability to address the special risks associated with acquisitions could adversely impact our business.

We may investigate acquisition opportunities complementary to our business. We may pay for these acquisitions in cash or securities or a combination of both. There is no assurance that attractive acquisition targets will be available at reasonable prices or that we will be successful in any such transaction. Acquisitions involve a number of special risks, including:

·	diversion of our management’s attention;
·	integration of acquired businesses with our business; and
·	unanticipated legal liabilities and other circumstances or events.

Item 2. Changes in Securities and Use of Proceeds

During July 2008, the Company entered into a Securities Purchase Agreement to sell certain accredited investors 166,667 shares of common stock and 83,334 warrants to purchase shares of common stock at $1.50 per share, for the sum of $250,000. Professional fees paid in connection with a finder’s fee and related legal expenses were $32,000. During August 2008 the Company issued 148,254 shares of its common stock to an accredited investor in exchange for liquidated damages on debt.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

See Part II. Item 2 above.

The Company filed a Form 8-K on October 20, 2008 and a Form 8-K on October 29, 2008 (together, the “Forms 8-K”).  The Forms 8-K were filed to report our press releases that disclosed our communications with Pacific Sunwear of California, Inc. (“PacSun”).

Item 6. Exhibits

Index to Exhibits

31.1	Certification of Chief Executive Officer under Rule 13(a) - 14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer under Rule 13(a) - 14(a) of the Exchange Act..
32	Certification of CEO and CFO under 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on November 10, 2008 on its behalf by the undersigned, thereunto duly authorized.

Adrenalina

By:
Ilia Lekach
Chief Executive Officer

By:
Jeffrey Geller
President
Chief Operating Officer

By:
Michael Labinski
Chief Financial Officer