Form 10-Q/A
period 2008-06-30
Adrenalina
filed 2011-10-06
CIK 1398235

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A-2

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

1250 East Hallandale Beach Blvd. Suite 402
Hallandale, Florida 33009
(Address of principal executive offices)

Phone: 954-454-9978
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes No .☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes ☐ No   ☒ .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of September 30, 2011 the registrant's outstanding common stock consisted of  2,925,837  shares, $0.001 par value.

ADRENALINA

PART I. FINANCIAL INFORMATION

ADRENALINA
Condensed Consolidated Balance Sheets

	June 30, 2008	December 31,
	(Unaudited)	2007
		(as restated)
Current Assets:
Cash and cash equivalents	$329,248	$444,843
Investments in securities available for sale	12,957	27,773
Accounts receivable, net	120,128	35,197
Merchandise inventories	1,781,096	1,678,937
Film costs, net	63,900	96,800
Prepaid expenses and other current assets	74,635	211,621
Total Current Assets	2,381,964	2,495,171

Deferred loan costs, net	635,654	643,027
Property and equipment, net	7,513,873	4,963,920
Intangible assets, net	244,444	248,444
Total Other Assets	8,393,971	5,855,391
Total Assets	$10,775,935	$8,350,562

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable and accrued liabilities	$2,559,403	$1,106,924
Shareholder advances	725,000	399,930
Current portion of convertible debentures, net of discount of $0 and $0, respectively	-	-
Total Current Liabilities	3,284,403	1,506,854

Long-Term Liabilities:
Deferred rent	2,010,022	582,114
Related party note	3,294,267	3,294,267
Convertible debentures, net of discount of net of discount of 4,466,777 and $3,068,013, respectively	1,033,333	75,109
Total Long-Term Liabilities	6,337,622	3,951,490

Total Liabilities	9,622,025	5,458,344

Commitments and contingencies	-	-

Shareholders’ Equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 19,853,000 and 19,453,000 issued and outstanding, respectively	19,853	19,453
Additional paid-in-capital	15,113,703	12,312,364
Accumulated deficit	(13,979,646)	(9,439,599)
Total Shareholders’ Equity	1,153,910	2,892,218
Total Liabilities and Shareholders’ Equity	$10,775,935	$8,350,562

See accompanying notes to the condensed consolidated financial statements

ADRENALINA
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Merchandise sales	$1,124,609	$519,780	$2,189,820	$971,721
Entertainment	18,197	112,300	34,829	476,419
Publishing	52,033	45,411	86,908	91,612
Total Revenues	1,194,839	677,491	2,311,557	1,539,752

Cost of Revenues:
Merchandise	542,299	238,361	1,188,726	491,567
Entertainment licensing fees	8,706	166,764	19,613	531,240
Production	87,710	129,529	141,405	227,847
Total Cost of Revenues	638,715	534,654	1,349,744	1,250,654

Gross Profit	556,124	142,837	961,813	289,098

Operating Expenses:
Payroll and employee benefits	684,069	390,394	1,130,625	843,182
Occupancy expense	769,709	173,784	1,739,407	458,291
Marketing and advertising expense	53,897	125,925	88,586	239,097
Other selling, general and administrative	412,308	201,672	821,732	477,945
Depreciation and amortization	121,065	244,523	242,131	487,196
Total Operating Expenses	2,041,048	1,136,298	4,022,481	2,505,711

Other (Income) and Expenses:
Interest income	(274)	─	(296)	(1,029)
Loss on sale of available for sale securities	(21,715)	─	67,740	─
Interest expense	662,334	8,653	1,411,935	8,653
Total Other (Income) and Expenses	640,345	8,653	1,479,379	7,624

Net Loss	$(2,125,269)	$(1,002,114)	$(4,540,047)	$(2,224,237)

Net loss per share - basic and diluted	$(0.11)	$(0.05)	$(0.23)	$(0.12)

Weighted average common shares - basic and diluted	19,747,505	19,100,000	19,600,253	19,100,000

See accompanying notes to the condensed consolidated financial statements

ADRENALINA
Condensed Consolidated Statements of Equity
For the Year Ended December 31, 2007 and the Six Months Ended June 30, 2008

		Common Stock		Additional		Total
	Members' Equity	Shares Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Shareholders' Equity

Balance at January 1, 2007	8,978,817	-	$-	$-	$(3,640,935)	$5,337,882.00

Issuance of common stock for services	-	353,000	353	352,647	-	353,000

Issuance of warrants and effect of beneficial conversion related to convertible debt	-	-	-	3,000,000	-	3,000,000

Effect of reverse acquisition	(8,978,817)	19,100,000	19,100	8,959,717	-	-

Net loss	-	-	-	-	(5,798,664)	(5,798,664)

Balance at December 31, 2007 (as restated)	-	19,453,000	19,453	12,312,364	(9,439,599)	2,892,218

Issuance of warrants with beneficially convertible debt	-	-	-	2,500,000	-	2,500,000

Issuance of common stock	-	400,000	400	299,600	-	300,000

Share-based compensation	-	-	-	1,739	-	1,739

Net loss	-	-	-	-	(4,540,047)	(4,540,047)

Balance at June 30 , 2008 (Unaudited)	$-	19,853,000	$19,853	$15,113,703	$(13,979,646)	$1,153,910

See accompanying notes to the condensed consolidated financial statements

ADRENALINA
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash from Operating Activities:
Net loss	$(4,540,047)	$(2,224,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	242,100	487,197
Amortization of discount on convertible debenture	958,224	-
Deferred loan amortization	152,373	-
Deferred compensation expense	1,739	-
Deferred Rent Expense	1,427,908	-
Loss on sale of investments	67,740	-
Changes in assets and liabilities:
Accounts receivable	(84,931)	128,376
Merchandise inventories and film costs, net	(102,159)	(839,629)
Film costs
Prepaid expenses and other assets	136,986	55,389
Accounts payable and accrued liabilities	1,452,510	332,288
Net Cash Used in Operating Activities	(287,557)	(2,060,616)

Cash Flows from Investing Activities:
Purchases of investments in available for sale securities	(3,501,189)	-
Proceeds from sales of investments in available for sale securities	3,448,264	-
Purchase of property and equipment, net	(2,755,183)	(1,148,614)
Net Cash Used in Investing Activities	(2,808,108)	(1,148,614)

Cash Flows from Financing Activities:
Repayments of notes receivable - related parties	-	(1,366,790)
Proceeds from related party notes	325,070	4,432,981
Repayment of affiliate note receivable	-	(25,304)
Proceeds from sale of common stock	300,000	-
Deferred loan costs	(145,000)	-
Proceeds from convertible note payable	2,500,000	-
Net Cash Provided by Financing Activities	2,980,070	3,040,887

Net Derease in Cash and Cash Equivalents	(115,595)	(168,343)

Cash and Cash Equivalents - Beginning of Period	444,843	297,801

Cash and Cash Equivalents - End of Period	$329,248	$129,458

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$60,540	$-

Supplemental Disclosure of Non-Cash Financing Information:
Discount on convertible debt attributable to detachable warrants	$1,681,572	$-
Discount on convertible debt attributable to beneficial conversion feature	$818,428	$-

See accompanying notes to the condensed consolidated financial statements

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

During the third quarter of 2011, the Company discovered an error in their previously issued financial statements as of June 30, 2008 related to the accounting of discount attributable to detachable warrants on convertible debt issued in November 2007 and February 2008. This error was due to the application of an incorrect amortization period on the discount attributable to the warrants. The correction of this error resulted in an increase of the carrying value of the convertible debt due to the decrease in the discount amount at June 30, 2008, as well as an increase of in interest expense and net loss by approximately $272,000 for the six months ended June 30, 2008.

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

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007 - continued

Note 2 — Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company continued to incur significant operating losses through the six months ended June 30, 2008 which raise substantial doubt about the Company’s ability to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses of approximately $4,540,000 and $2,224,000 for the six months ended June 30, 2008 and 2007, respectively. Additionally, the Company has used cash flows in operations of approximately $288,000 and $1,435,000 for the six months ended June 30, 2008 and 2007, respectively. The operations of the Company have been funded through related party borrowings, contributed capital and convertible debentures. Management’s plans to generate cash flow include expanding the Company’s operations through additional store openings and raising additional capital through debt or equity offerings in an effort to fund the Company’s anticipated expansion. There is no assurance additional capital or debt financing will be available to the Company on acceptable terms. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Beneficial Conversion Feature

In connection with the November 2007 and February 2008 convertible debentures, the Company determined that a beneficial conversion feature existed on the date the notes were issued. The beneficial conversion feature related to these notes was valued as the difference between the effective conversion price (computed by dividing the relative fair value allocated to the convertible debt by the number of shares the debt is convertible into) and the fair value of the common stock multiplied by the number of shares into which the debt may be converted.

In accordance with EITF 00-27 “Application of Issue No. 98-5 toCertain Convertible Instruments,” the intrinsic value of the beneficial conversion features were recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the instruments. The Company recorded beneficial conversion features related to the February 2008 financing of $818,428. The Company had a recorded beneficial conversion feature related to the November2007 financing of approximately $1,506,546. Amortization of the beneficial conversion features, included in interest expense was $232,497 and $410,433 for the three and six months ended June 30, 2008, respectively.

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007 - continued

Note 4 — Long-term Debt - continued

Detachable Common Stock Warrants

In connection with the convertible debentures issued during November 2007 and February 2008, respectively, the Company issued five-year warrants to purchase 4,000,000 and 3,333,333 shares of common stock, respectively, at $2.00 per share. The exercise price of these warrants is subject to full ratchet anti-dilution rights in the event that the Company issues securities at less than $1.38 per share. The warrants vested immediately and expire in five years.

The aggregate fair value of these warrants was estimated at approximately $1,493,454 and $1,681,572, respectively, based on the Black-Scholes option pricing model using the following assumptions: a risk free rate of 3.89% and 2.73%, respectively, an expected life of 5 years, a volatility factor of 69% and 97%, respectively, and an expected dividend yield of 0%.

The value of these warrants was recorded as a discount to the convertible debentures with an offset to additional paid-in capital and is being amortized as interest expense over the life of the debt.. Amortization of the warrants, included in interest expense was $317,503 and $547,791 for the three and six months ended June 30, 2008, respectively.

Interest Expense, net

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Interest expense related to debt	$71,315	$8,653	$161,388	$8,653
Amortization of deferred financing costs	81,019	—	152,373	—
Amortization of debt discount	550,000	—	958,224	—
Liquidating Damages on debt	(40,000)	—	140,000	—
Total interest expense	$662,334	$8,653	$1,411,935	$8,653

In December 2008, the holders of the convertible debt and the Company agreed to modify the terms of the three debt issuances. The terms of each of the 5% Senior Secured Convertible Debenture’s were modified as follows:

-
November 2007 convertible Note –due date of first principal payment extended to July 1, 2009 from November 29, 2008; the maturity date was extended to December 1, 2010 from May 29, 2010; the stock conversion price was reduced to $.50 from $.75.

-
February 2008 convertible note – due date of first principal payment extended to July 1, 2009 from February 28, 2009 from; the maturity date was extended to December 1, 2010 from August 29, 2010; the stock conversion price was reduced to $.50 from $.75.

Maturities of the Company’s long term debt for the next five years are as follows:

2009	$-
2010	3,666,675
2011	2,774,555
2012	1,129,463
2013	1,129,463
Thereafter	94,111

Total	$8,794,267

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

Note 9 - Warrants

The following is a summary of the status of all of the Company’s stock warrants for the year ended December 31, 2007 and the six months period ended June 30, 2008:

	Number of Shares	Weighted- Average Exercise Price

Outstanding at January 1, 2007	—	$—
Granted	4,000,000	2.00
Exercised	—	—
Cancelled	—	—
Outstanding at December 31, 2007	4,000,000	2.00
Granted	3,333,333	2.00
Exercised	—	—
Cancelled	—	—
Outstanding at June 30, 2008	7,333,333	2.00
Warrants exercisable at December 31, 2007	4,000,000	2.00
Warrants exercisable at June 30, 2008	7,333,333	$2.00

The following tables summarize information about stock warrants outstanding and exercisable at June 30, 2008:

	Stock Warrants Outstanding
Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
$2.00	7,333,333	4.5	$2.00
	7,333,333	4.5	$2.00

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

Expected life (years)	5.0
Expected volatility	97.0%
Risk-free interest rate	2.73%
Dividend yield	0.0%

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

During the third quarter of 2011, the Company discovered an error in their previously issued financial statements as of June 30, 2008 and September 30, 2008 related to the accounting of discount attributable to detachable warrants on convertible debt issued in November 2007 and February 2008. This error was due to the application of an incorrect amortization period on the discount attributable to the warrants. The correction of this error resulted in an increase of the carrying value of the convertible debt due to the decrease in the discount amount at June 30, 2008, as well as an increase of in interest expense and net loss by approximately $272,000 for the six months ended June 30, 2008.

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

Net Loss. The net loss for the three months ended June 30, 2008 increased to approximately $2,125,300 from $1,002,100 for the three months ended June 30, 2007, an increase of $1,123,200 or 112.1%. This increase is primarily due to increased interest expense of approximately $550,000 from our convertible debentures from amortization of the debt discount and an increase in our rent expense of $620,600 related to the leases we signed during the fourth quarter of 2007.

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

Net Loss. The net loss for six months ended June 30, 2008 increased to approximately $4,540,000 from $2,224,000 for the six months ended June 30, 2007, an increase of $2,316,000 or 104.1%. This increase is primarily due to an increase interest expense of $958,000 on our convertible debentures, an increase in our rent expense of $1,428,000 offset by an increase in our gross margin of $673,000. This overall increase is primarily attributable to a change in our focus on retail stores as we expand our operations.

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

Liquidity and Capital Resources

As of June 30, 2008, the Company's current liabilities exceeded its current assets by approximately $902,000. This is mainly due to retail operations under construction where the current liability is incurred during the purchase of a long term asset. At June 30, 2008, there were $998,500 in current liabilities for properties under construction.

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

Net cash flows used in operating activities for the six months ended June 30, 2008 were approximately $287,600 as compared to net cash used in operating activities of $2,061,000 for the six months ended June 30, 2007. For the six months ended June 30, 2008, our net loss amounted to $4,540,000, which included a non-cash adjustment due to amortization of discount on convertible debenture of $958,000 and a non-cash adjustment due to depreciation and amortization of $1,080,900. Changes in current assets and liabilities provided $1,402,400 in cash. For the six months ended June 30, 2007 our net loss amounted to $2,224,200, which included a non-cash adjustment due to depreciation and amortization of $487,200. Changes in current assets and liabilities used $323,600 in cash.

Net cash flows used in investing activities for the six months ended June 30, 2008 was $2,808,100 as compared to $1,148,600 for the six months ended June 30, 2007. For the six months ended June 30, 2008 and 2007 our net cash used in investing activities was primarily attributable to the purchase of property and equipment for our retail operations. Additionally during the six months ended June 30, 2008 we purchased and sold available for sale securities. Our securities held at the end of the quarter were approximately $13,000.

Net cash flows provided by financing activities for the six months ended June 30, 2008 were approximately $2,980,100 as compared to $3,040,900 for the six months ended June 30, 2007. This cash provided by financing activities in the six months ended June 30, 2008 was primarily attributable to proceeds of $2,500,000 related to the issuance of convertible debentures. The cash provided by financing activities in the six months ended June 30, 2007 was primarily attributable to proceeds of $4,433,000 in cash from related parties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Index to Exhibits

31.1 Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2 Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1 Certifications of President pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on  October 5, 2011 on its behalf by the undersigned, thereunto duly authorized.

Adrenalina

By:	/s/ Ilia Lekach
Ilia Lekach
Chief Executive Officer

By:	/s/ Ilia Lekach
Ilia Lekach
Chief Financial Officer