Form 10-Q/A
period 2008-09-30
Adrenalina
filed 2011-10-06
CIK 1398235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A-1

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
Yes No .☒ .

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

ADRENALINA

PART I. FINANCIAL INFORMATION

ADRENALINA
Condensed Consolidated Balance Sheets

	Septemeber 30, 2008	December 31,
	(Unaudited)	2007
		(as restated)
Current Assets:
Cash and cash equivalents	$655,908	$444,843
Investments in securities available for sale	-	27,773
Accounts receivable, net	234,683	35,197
Merchandise inventories	1,923,161	1,678,937
Film costs, net	47,450	96,800
Prepaid expenses and other current assets	137,274	211,621
Total Current Assets	2,998,476	2,495,171

Deferred loan costs, net	641,717	643,027
Property and equipment, net	8,051,527	4,963,920
Intangible assets, net	242,444	248,444
Total Other Assets	8,935,688	5,855,391
Total Assets	$11,934,164	$8,350,562

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable and accrued liabilities	$2,836,247	$1,106,924
Shareholder advances	1,144,203	399,930
Current portion of convertible debentures, net of discount of $650,204 and $0, respectively	266,464	-
Total Current Liabilities	4,246,914	1,506,854

Long-Term Liabilities:
Deferred rent	2,589,073	582,114
Related party note	3,294,267	3,294,267
Convertible debentures, net of discount of $3,960,325 and $2,294,891, respectively	1,623,007	75,109
Total Long-Term Liabilities	7,506,347	3,951,490

Total Liabilities	11,753,261	5,458,344

Commitments and contingencies	-	-

Shareholders’ Equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 19,853,000 and 19,453,000 issued and outstanding, respectively	20,168	19,453
Additional paid-in-capital	16,235,378	12,312,364
Accumulated deficit	(16,074,643)	(9,439,599)
Total Shareholders’ Equity	180,903	2,892,218
Total Liabilities and Shareholders’ Equity	$11,934,164	$8,350,562

See accompanying notes to the condensed consolidated financial statements

ADRENALINA
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Merchandise sales	$1,241,421	$675,676	$3,431,242	$1,647,397
Entertainment	20,479	226,200	55,308	702,619
Publishing	187,368	29,449	274,276	121,060
Total Revenues	1,449,268	931,325	3,760,826	2,471,076

Cost of Revenues:
Merchandise	732,247	475,843	1,920,937	967,306
Entertainment licensing fees	9,782	185,226	29,395	716,466
Production	64,310	59,779	205,753	287,626
Total Cost of Revenues	806,339	720,848	2,156,085	1,971,398

Gross Profit	642,929	210,477	1,604,741	499,678

Operating Expenses:
Payroll and employee benefits	649,399	490,617	1,780,024	1,333,799
Occupancy expense	764,623	282,274	2,504,030	740,565
Marketing and advertising expense	28,662	11,309	117,248	250,406
Other selling, general and administrative	398,992	441,333	1,220,724	919,278
Depreciation and amortization	149,388	247,497	391,519	734,693
Total Operating Expenses	1,991,064	1,473,030	6,013,545	3,978,741

Other (Income) and Expenses:
Interest income	(2,276)	(2,105)	(2,573)	(3,134)
Loss on sale of available for sale securities	-	-	67,740	-
Interest and other expenses	749,137	1,808	2,161,073	10,461
Total Other (Income) and Expenses	746,861	(297)	2,226,240	7,327

Net Loss	$(2,094,996)	$(1,262,256)	$(6,635,044)	$(3,486,390)

Net loss per share - basic and diluted	$(0.10)	$(0.07)	$(0.34)	$(0.18)

Weighted average common shares - basic and diluted	20,061,034	19,100,000	19,785,671	19,100,000

See accompanying notes to the condensed consolidated financial statements

ADRENALINA
Condensed Consolidated Statements of Equity
For the Year Ended December 31, 2007 and the Nine Months Ended September 30, 2008

		Common Stock		Additional		Total
	Members' Equity	Shares Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Shareholders' Equity

Balance at January 1, 2007	$8,978,817	-	$-	$-	$(3,640,935)	$5,337,882.00

Issuance of common stock for services	-	353,000	353	352,647	-	353,000

Issuance of warrants & effect of beneficial conversion related to convertible debt	-	-	-	3,000,000	-	3,000,000

Effect of reverse acquisition	(8,978,817)	19,100,000	19,100	8,959,717	-	-

Net loss	-	-	-	-	(5,798,664)	(5,798,664)

Balance at December 31, 2007 (as restated)	-	19,453,000	19,453	12,312,364	(9,439,599)	2,892,218

Issuance of warrants with beneficially convertible debt	-	-	-	3,256,941	-	3,256,941

Issuance of common stock and warrants for cash	-	566,667	567	549,433	-	550,000

Issuance of common stock in exchange for liquidated damages on convertible debt		148,254	148	145,600		145,748

Private placement commission paid	-	-	-	(32,000)	-	(32,000)

Share-based compensation	-	-	-	3,040	-	3,040

Net loss	-	-	-	-	(6,635,044)	(6,635,044)

Balance at September 30, 2008 (Unaudited)	$-	20,167,921	$20,168	$16,235,378	$(16,074,643)	$180,903

See accompanying notes to the condensed consolidated financial statements

ADRENALINA
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,
(Unaudited)

	2008	2007
Cash from Operating Activities:
Net loss	$(6,635,044)	$(3,486,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	391,519	734,692
Bad debt expense	-	45,490
Amortization of discount on convertible debenture	1,571,303	-
Deferred loan amortization	241,310	-
Deferred compensation expense	3,010	-
Reserve for obsolete inventory	150,000	-
Deferred Rent Expense	2,006,959	-
Loss on sale of investments	67,740	-
Changes in assets and liabilities:
Accounts receivable	(199,486)	114,628
Merchandise inventories and film cost, net	(394,224)	(797,841)
Prepaid expenses and other assets	74,347	(906,239)
Accounts payable and accrued liabilities	1,729,354	391,266
Net Cash Used in Operating Activities	(993,212)	(3,904,394)

Cash Flows from Investing Activities:
Purchases of investments in available for sale securities	(3,501,189)	-
Proceeds from sales of investments in available for sale securities	3,606,968	-
Purchase of property and equipment, net	(3,423,775)	(1,038,932)
Net Cash Used in Investing Activities	(3,317,996)	(1,038,932)

Cash Flows from Financing Activities:
Repayments of notes receivable - related parties	-	760,787
Proceeds from related party notes	744,273	3,891,163
Proceeds from sale of common stock	518,000	-
Deferred loan costs	(240,000)	-
Proceeds from convertible note payable	3,500,000	-
Net Cash Provided by Financing Activities	4,522,273	4,651,950

Net Decrease in Cash and Cash Equivalents	211,065	(291,376)

Cash and Cash Equivalents - Beginning of Period	444,843	297,801

Cash and Cash Equivalents - End of Period	$655,908	$6,425

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$153,563	$-

Supplemental Disclosure of Non-Cash Financing Activities:
Discount on convertible debt attributable to detachable warrants	$2,026,709	$-
Discount on convertible debt attributable to beneficial conversion feature	$1,230,232	$-
Issuance of restricted common strock in satisfaction of liquidating damages on registration of convertible debentures and warrants	$145,748	$-
Interest capitalized	$100,825	$-

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

During the third quarter of 2011, the Company discovered an error in their previously issued financial statements as of  September 30, 2008 related to the accounting of the discount attributable to detachable warrants on convertible debt issued in November2007,  February 2008 and August 2008. This error was due to the application of an incorrect amortization period on the discount attributable to the warrants. The correction of this error resulted in an increase of the carrying value of the convertible debt due to the decrease in the discount amount at September 30, 2008, as well as an increase of in interest expense and net loss by approximately $437,000 for the nine months ended September 30, 2008.

In addition, the amounts reported in the Condensed Consolidated Statement of Cash Flows for the comparative nine months ended September, 30, 2007 were erroneous due to a clerical error in the original filing. The statement has been corrected to reflect the proper amounts.

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

Note 2 — Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company continued to incur significant operating losses through the nine months ended September 30, 2008 which raise substantial doubt about the Company’s ability to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses of approximately $6,635,000 and $3,486,000 for the nine months ended September 30, 2008 and 2007, respectively. Additionally, the Company has used cash flows in operations of approximately $993,000 and $3,904,000 for the nine months ended September 30, 2008 and 2007, respectively. The operations of the Company have been funded through related party borrowings, contributed capital and convertible debentures. Management’s plans to generate cash flow include expanding the Company’s operations through additional store openings and raising additional capital through debt or equity offerings in an effort to fund the Company’s anticipated expansion. There is no assurance additional capital or debt financing will be available to the Company on acceptable terms. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the intrinsic value of the beneficial conversion features were recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the instruments. The Company recorded beneficial conversion features related to the August 2008 financing of approximately $412,000. The Company recorded beneficial conversion features related to the November 2007 and February 2008 financing of approximately $1,507,000 and $818,000, respectively. Amortization of the discount from the beneficial conversion features included in interest expense was approximately $267,000 and $677,000 for the three and nine months ended September 30, 2008, respectively.

ADRENALINA
Unaudited Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007 – continued

Note 4 — Long-term Debt - continued

Detachable Common Stock Warrants

In connection with the convertible debentures issued during November 2007, February 2008 and August 2008, respectively, the Company issued five-year warrants to purchase 4,000,000, and 3,333,333 shares of common stock at $2.00 per share and 333,333 at $1.50 per share. The exercise price of these warrants is subject to full ratchet anti-dilution rights in the event that the Company issues securities at less than $1.38 per share. The warrants vested immediately and expire in five years.

The aggregate fair value of these warrants was estimated at approximately $1,493,000, $1,682,000 and $345,000, respectively, based on the Black-Scholes option pricing model using the following assumptions: a risk free rate of 3.89%, 2.73% and 3.14%, respectively, an expected life of 5 years, a volatility factor of 69%, 97% and 85%, respectively and an expected dividend yield of 0%.

Amortization of the warrant discount included in interest expense was approximately $346,000 and $894,000 for the three and nine months ended September 30, 2008, respectively.

Interest Expense, net

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Interest expense related to debt	$141,199	$1,808	$302,060	$10,461
Amortization of deferred financing costs	89,937	—	237,143	—
Amortization of debt discount	613,078	—	1,571,303	—
Capitalized interest on construction in process	(100,825)	—	(100,825)	—
Liquidating Damages on debt	5,748	—	145,748	—
Total interest expense	$749,137	$1,808	$2,161,073	$10,461

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

-	August 2008 convertible note – the stock conversion price was reduced from $1.50 to $.50.

Maturities of the Company’s long term debt for the next five years are as follows:

2009	$916,668
2010	4,666,672
2011	1,857,888
2012	1,129,464
2013	1,129,464
Thereafter	94,111

Total	$9,794,267

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

Note 9 - Warrants

The following is a summary of the status of all of the Company’s stock warrants for the year ended December 31, 2007 and the nine months period ended September 30, 2008:

	Number of Shares	Weighted- Average Exercise Price

Outstanding at January 1, 2007	—	$—
Granted	4,000,000	2.00
Exercised	—	—
Cancelled	—	—
Outstanding at December 31, 2007	4,000,000	2.00
GrIsGranted	3,750,000	2.01
Exercised	—	—
Cancelled	—	—
Outstanding at September 30, 2008	7,750,000	2.00
Warrants exercisable at December 31, 2007	4,000,000	2.00
Warrants exercisable at September 30, 2008	7,750,000	$2.00

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

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Adrenalina is a retail, entertainment, media and publishing company that is focused on the nature and lifestyle surrounding extreme sports and outdoor adventures. We offer an  enhanced e retail shopping experience, with our particular mix of shopping and entertainment that includes the FlowRider®. Currently we have three stores open and are in the process of opening [six] additional stores during 2008 and the first quarter of 2009.

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

We are however, developing additional channels to make our products available with our wholesale operations. During 2007 our total wholesale operations were not material to our financial results. We believe that this will turn during the fourth quarter of 2008 as we expect to see our sales in this area increase. These increased sales, in turn will help provide us with some of the cash flows that will be necessary to support our operations.

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

During the third quarter of 2011, the Company discovered an error in their previously issued financial statements as of  September 30, 2008 related to the accounting of the discount attributable to detachable warrants on convertible debt issued in November 2007 and February 2008. This error was due to the application of an incorrect amortization period on the discount attributable to the warrants. The correction of this error resulted in an increase of the carrying value of the convertible debt due to the decrease in the discount amount at September 30, 2008, as well as an increase of in interest expense and net loss by approximately $437,000 for the nine months ended September 30, 2008.

In addition, the amounts reported in the Condensed Consolidated Statement of Cash Flows for the comparative nine months ended September, 30, 2007 were erroneous due to a clerical error in the original filing. The statement has been corrected to reflect the proper amounts.

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

Net Loss. The net loss for the three months ended September 30, 2008 increased to $2,095,000 from $1,262,000 for the three months ended September 30, 2007, an increase of $833,000or  66%This increase is primarily due to increased interest expense of $613,000 from our convertible debentures from amortization of the debt discount and an increase in our occupancy expense of $482,000 related to the leases we signed during the fourth quarter of 2007, partially offset by an increase in gross profit of $432,000.

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

Net Loss. The net loss for nine months ended September 30, 2008 increased to $6,635,000 from $3,486,000 for the nine months ended September 30, 2007, an increase of $3,149,000 or 90.3%. This increase is primarily due to an increased interest expense of $1,571,000 on our convertible debentures, an increase in our occupancy expense of $1,763,000 offset by an increase in our gross profit of $1,105,000. This overall increase is primarily attributable to a change in our focus on retail stores as we expand our operations.

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

Liquidity and Capital Resources

As of September 30, 2008, the Company's current liabilities exceeded its current assets by approximately $1,248,000. This is mainly due to retail operations under construction where the current liability is incurred during the purchase of a long term asset and maturities of our convertible debentures. At September 30, 2008, $428,000 was included in accrued expenses for properties under construction.

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

Net cash flows used in operating activities for the nine months ended September 30, 2008 were approximately $993,000 as compared to net cash used in operating activities of $3,904,000 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, our net loss amounted to $6,635,000, which included a non-cash adjustment due to depreciation and amortization of $633,000, a non-cash adjustment due to amortization of discount on convertible debenture of $1,571,000 and a non-cash charge due to deferred rent of $2,006,000. Changes in current assets and liabilities provided $1,210,000 in cash. For the nine months ended September 30, 2007 our net loss amounted to $3,486,000, which included a non-cash adjustment due to depreciation and amortization of $735,000. Changes in current assets and liabilities used  $1,198,000 in cash.

Net cash flows used in investing activities for the nine months ended September 30, 2008 was $3,318,000 as compared to $1,039,000 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008 and 2007 our net cash used in investing activities was primarily attributable to the purchase of property and equipment for our retail operations. Additionally during the nine months ended September 30, 2008 we purchased and sold available for sale securities. We held no securities at the end of the quarter.

Net cash flows provided by financing activities for the nine months ended September 30, 2008 were $4,522,000 as compared to $4,652,000 for the nine months ended September 30, 2007. This cash provided by financing activities was primarily attributable to proceeds of $3,500,000 related to the issuance of convertible debentures and $1,262,000 from the sale of our restricted common stock and proceeds from related party borrowings. Cash provided by financing activities in the nine months ended September 30, 2007 was primarily attributable to proceeds of $4,652,000 in cash from related parties.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
During July 2008, the Company entered into a Securities Purchase Agreement to sell certain accredited investors 166,667 shares of common stock and 83,334 warrants to purchase shares of common stock at $1.50 per share, for the sum of $250,000. Professional fees paid in connection with a finder’s fee and related legal expenses were $32,000. During August 2008 the Company issued 148,254 shares of its common stock to an accredited investor in exchange for liquidated damages on debt.

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