Form 10-K
period 2008-12-31
Adrenalina
filed 2012-03-15
CIK 1398235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________ to__________

Commission File Number 333-134568

ADRENALINA
(Name of Issuer in its charter)

Nevada	20-8837626
( State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1250 East Hallandale Beach Blvd. Suite 402 Hallandale, Florida	33009
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (954) 454-9978

Securities Registered Under Section 12(b) of the Exchange Act: None
Securities Registered Under Section 12(g) of the Exchange Act:

Name of each exchange
Title of Each Class	on which registered:
Common Stock, par value $.001	Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐           Accelerated filer  ☐           Non-accelerated filer  ☐             Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑

As of June 30, 2008 the aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant was $11,392,000  and at December 31, 2011 the aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant was $951,770.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐	Yes	☐	No
DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None.

PART I

FORWARD-LOOKING STATEMENTS

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K  or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as "believe," "anticipate," "expect," "estimate," "predict," "intend," "plan," "project," "will," "will be," "will continue," "will result," "could," "may," "might" or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, including our plans to open new stores, plans to launch our fragrance business, our efforts to increase profit margins and return on invested capital, projections of our future profitability, results of operations, capital expenditures or our financial condition or other "forward-looking" information and includes statements about revenues, earnings, spending, margins, liquidity, store openings and operations, inventory, private label products, our actions, plans or strategies.

The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for 2009 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management.  Rapidly changing accounting rules and regulations and interpretations of existing rules; the intense competition in the sporting goods,  apparel and fragrance industries and actions by our competitors may impact our future operations.  Changes in general economic and business conditions will also impact our ongoing operations.

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

ITEM 1.  BUSINESS

General

During 2008, we operated a retail entertainment, media and publishing company that focused on the nature and wellness lifestyle surrounding outdoor, adventure and extreme sports.  Our  objective was  to  enhance the shopping experience  with our mix of entertainment that included our FlowRider® experience.  Our primary focus  was on our  retail operations while maintaining a small portion of our  media and entertainment operations.

During 2008 we concentrated on three principal business lines:

●	Merchandise Sales: Focusing on extreme sports and adventure themed stores located in regional shopping malls, principally in Florida;
●	Publishing: Focusing on extreme sports and music oriented periodical publishing and distribution; and
●	Entertainment: theatrical and TV film and music production and distribution revenues from publishing and entertainment are not significant.

At December 31, 2008 we had three operating retail stores. After December 31, 2008, and as a result of the economic recession we had insufficient working capital for expansion.  In addition, several of our prospective landlords/developers were unable to deliver the anticipated retail space and as of December 31, 2011 all of our retail expansion plans were curtailed and our retail stores were either closed or disposed of at various times through December 31, 2011.

Our current business strategy is to pursue opportunities in the fragrance field.  In furtherance thereof, we have signed two celebrity exclusive licensing agreements.  Our new business strategy is discussed in greater detail elsewhere in this Annual Report.

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

On April 30, 2007, the shareholders of Eaton received one unregistered common share of Basic Services, Inc. common stock for every share of Eaton Laboratories common stock issued and outstanding. This stock dividend was based on 10,873,750 shares of Eaton common stock that were issued and outstanding as of the record date. The spin off did not include any stock issued to the shareholders of Hydrogen Hybrid Technologies, Inc., who received Eaton shares pursuant to the Agreement with Eaton.

Eaton retained no ownership in Basic Services, Inc. following the spinoff. Further, Basic Services, Inc. is no longer a subsidiary of Eaton. At the time of spin off, all of the assets and liabilities of the pharmaceutical operations of Eaton Laboratories were transferred into Basic Services, Inc.

On May 9, 2007 we filed a registration statement with the Securities and Exchange Commission for the registration of the 10,873,750 shares issued and distributed in connection with the spin-off of the Company from Eaton laboratories, Inc. to the shareholders of that entity. The registration statement was declared effective on June 5, 2007.

Subsequently, our management determined that the current course of the Company’s business would not lead to the desired benefits to our shareholders and that the Company should look for more lucrative ways to conduct its business. The Company entered into preliminary discussions with   LQD Adrenalina, LLC a Florida limited liability company, which was formed on September 13, 2004 as an extreme sport retail, media, and publishing entertainment company headquartered in South Florida.

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

On December 13, 2007, BSI changed its name to Adrenalina.

On September 20, 2010 we reverse split our common stock on a 1 for 20 basis.  In addition, the total number of authorized shares of common stock was reduced from 70,000,000 to 3,500,000.

THE ADRENALINA STORES

Our  Retail Operations:

Industry Overview

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

We have refined  our merchandise distribution chain and product assortments by offering products that are distinct to the areas we operate. We believe that we provide a good mix of higher-end merchandise and name branding that improves the overall quality of our merchandise assortments and providing a deeper, more focused branding of products that more precisely meet the needs of our targeted customers. During the next year we will continue to focus on improving our supply chain by reducing both the time it takes to get inventory to the store and the time it takes to get inventory to the sales floor. Additionally, it is our belief that our current centralized inventory system will ensure better distribution to our stores and a quicker response based on market trends.

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

Adrenalina Television

Our television series, Adrenalina, was the basis of our original concept, a retail store that could provide the same feelings and experiences that we promote in our show.  The original show “Adrenalina” was first produced and distributed in Spanish, primarily targeting the Hispanic and Latin American markets.  It was later expanded to the U.S. markets.  By 2008, we had an inventory of over 200, 30-minute episodes for the Sun Channel and SI-TV.

However, beginning in 2008 revenues and viewership started to decline and we have since terminated the operations of Adrenalina TV.

Adrenalina Publishing

Our publishing division published and distributed several magazines including:

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

We no longer publish these or any other magazines.

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

Purchasing and Distribution

Our Merchandise Purchasing Department manages all aspects of merchandise procurement, determines initial pricing, develops product marketing plans and establishes stock levels and product mix. Our buying staff communicates daily with each of our stores to monitor shifts in consumer tastes and market trends. Additionally we purchase merchandise from over 200 vendors which gives us greater flexibility in meeting market demand. During 2008, no vendors represented more than 10% of our purchasers.

Intellectual Property

We own the following registered U.S. trademarks:

•	Adrenalina

•	Adrenalinatv

•	Extremo Surf
•	Live Adrenalina

Our only current trademarks are Live Adrenalina and Adrenalina.

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

Employees

At December 31, 2008 Adrenalina employed 122 full-time individuals working on the retail operations, production and distribution of the media properties.  At December 31, 2011 we employed 5 full time employees.

THE FRAGRANCE INDUSTRY

Our new business strategy is to manufacture, distribute, market, promote, and sell perfumes and related products licensed through celebrities, designers or lifestyle brands. Mr. Lekach, our chief executive officer, was previously involved in the fragrance industry and believes that focusing on this business provides the Company with growth opportunities while simultaneously reducing overhead and  capital expenditures.

The fragrance industry is a highly competitive and marketing-intensive industry comprised of numerous manufacturers, distributors, department stores, retailers, and perfume shops worldwide. Although the fragrance industry is divided into multiple sectors, we will focus on the prestige and mass-market arenas of the industry.

We do not intend to own any manufacturing facilities. However, we will require a significant cash infusion for product development, marketing, advertising, and manufacturing activities to properly secure inventory levels and positioning required to achieve and maintain anticipated sales for our licensed products.

In order to implement our new business strategies we have determined that securing exclusive licensing agreements with identifiable brands, raising sufficient capital, and utilizing our core competencies and talents will lay the foundation for the implementation of our new business strategy.   The products we develop, distribute, market, promote, and sell will be under ID Perfumes brand name.

Licensed Brands:

Selena Gomez:

On June 14, 2011 we entered into an exclusive licensing agreement with Selena Gomez, which grants us the worldwide rights to develop fragrances and related products bearing the Selena Gomez name and likeness for men, women and children.  The initial term of the licensing agreement is five years.  The licensing agreement will automatically be extended for an additional five years should the Company achieve the minimum wholesale net sale levels. Selena Gomez will earn a minimum percentage of sales in the form of a royalty which will be paid on a quarterly basis.

Under the terms of the licensing agreement, we will be responsible for creating, establishing and defining the product line.  We will be responsible for creating the marketing and advertising campaign, product distribution, production, and delivery of the products.  We will be responsible for all costs incurred in the production, marketing, and distribution of the products.

Ms. Gomez will have the right to review and approve all materials prepared to be used in connection with all product sales including but not limited to photos, fragrances, aromas, creative development, designs, naming/identification and all materials related to the advertising, promotion, and marketing of the product lines.

Selena Gomez was born July 22, 1992 and  is an American actress and singer best known for portraying  Alex Russo in the Emmy Award-  Disney Channel television series Wizards of Waverly Place. She subsequently ventured into feature films and has starred in the television movies Another Cinderella Story, Wizards of Waverly Place: The Movie, and Princess Protection Program. She made her starring theatrical film debut in Ramona and Beezus.  Her career has expanded into the music industry; Gomez is the lead singer and founder of the pop band Selena Gomez & the Scene, which has released two RIAA Gold certified studio albums, Kiss & Tell and A Year Without Rain and spawned three RIAA Platinum certified singles, "Naturally", "Who Says" and "Love You Like a Love Song". Gomez has also contributed to the soundtracks of Tinker Bell, Another Cinderella Story, Wizards of Waverly Place, and Shake It Up after signing a record deal with Hollywood Records. In 2008, Gomez was designated a UNICEF Goodwill Ambassador.

Adam Levine:

On January 20, 2012 we entered into an exclusive licensing agreement with Adam Levine. The licensing agreement grants us the worldwide rights to develop fragrances and related products bearing the Adam Levine likeness, for men, women and children.  The initial term of the licensing agreement is five years.  The licensing agreement will automatically be extended for an additional five years should  the Company achieve  the minimum wholesale net sale levels. Adam Levine will earn a minimum percentage of sales in the form of a royalty on a quarterly basis.

We are required to pay royalties based on net sales of the fragrance(s).  We have guaranteed minimum annual royalty payments and committed an advertising budget to launch the product.

Under the terms of the licensing agreement, we will be responsible for creating, conceiving designing, establishing and defining the product line.  We will be responsible for creating a marketing and advertising campaign,  product distribution, production and delivery of the products.  We will be responsible for all costs incurred in the production, marketing and distribution of the products.

Adam Levine was born March 18, 1979.  Born and raised in Los Angeles, California, Mr. Levine first met  with Maroon 5 band members Jesse Carmichael and Mickey Madden while attending Brentwood School in Los Angeles. Maroon 5 has received both  critical and commercial success worldwide. Capturing their first of three Grammy Awards as “Best New Artist” of 2005 and selling l more than 17 million albums, Maroon 5’s releases have gone gold and platinum in over 35 countries. Maroon 5 won over fans and critics alike with the hybrid rock/R&B sound they introduced on their debut album, Songs About Jane, and followed it up with the double platinum album, It Won't be Soon Before Long, which included hits like "Makes Me Wonder" and "If I Never See your Face Again."

In September 2010, the band released their third studio album, Hands All Over, that also recently went platinum. The album featured two hit singles including the Hot AC smash “Misery” and the anthemic “Moves Like Jagger,” which climbed to the #1 spot on the Top 40 and Hot AC charts and also claimed the #1 spot on the Billboard Hot 100. Both singles received GRAMMY Award nominations in the category of "Best Pop Performance by A Duo Or Group With Vocals," marking the group’s eighth GRAMMY nomination overall and fifth  in that category. With the success of “Moves Like Jagger” on the Hot 100 chart, Maroon 5 front man Adam Levine became the first artist in the chart's 53-year history to reach number one  as part of a group and enter the Top 10 at the same time as a soloist, as he is also featured on Gym Class Heroes’ “Stereo Hearts."

In addition to his work with Maroon 5, band frontman Adam Levine joined the NBC hit series The Voice as a coach in 2011.

Business Strategy

Our current business strategy is to develop and launch quality fragrances for brands with global appeal.  In furtherance thereof we have signed exclusive licensing agreements with Selena Gomez and Adam Levine and intend to market their fragrance under ID Perfumes. By identifying and concentrating on the most receptive market segments where our licensors are known, and executing highly targeted launches that capture the essence of the brand, we believe we will be able to successfully launch these fragrances. We may secure additional license contracts, as licensors recognize the value working more closely with our development team in the product development and launch process.

Growth strategies and portfolio branding can be achieved through new product development and marketing.  We intend to grow through the creation of fragrance family extensions.  Our goal is to create a new family of fragrances for each of our licensed brands.  We may introduce “seasonal” fragrances as well. With new introductions, we leverage our ability and experience to gauge trends in the market and further leverage the brand name into different product families in order to maximize sales and profit potential. We will promote the smooth and consistent performance of our fragrance operations through knowledge of the market, detailed analysis of the image and potential of each brand name, a “good dose” of creativity and a highly professional approach to distribution channels.

Continue to add new brands to our portfolio, through new licenses or acquisitions.   Once the Selena Gomez and Adam Levine fragrance brands are launched, we intend to add new brands to our product offerings.   We may also acquire new brands to strengthen our position in the fragrance industry.  Our objective is to develop and market full and varied product families and, with management’s technical knowledge and practical experience gained over time, take licensed brand names through all phases of concept development, manufacturing, and marketing.

Expand existing portfolio into new categories.  We may broaden our product offering beyond the fragrance category and offer other fragrance related products and personal care products such as skin care, cosmetics and hair care.   We believe such product offerings will meet customer needs and further strengthen customer loyalty.

Product Launch:  We intend to launch the Selena Gomez fragrance May 2012 and in anticipation of the brand launch, we have secured an exclusive launch with Macy’s, which will include most of its 700 stores. We intend to also utilize the following retailers in the United States with our fragrance sales:  Dillards, Nordstrom, Bon Ton, Belk, Von Maur, Ulta, SSI the military and other specialty stores.   During August 2012, we intend to roll out the Selena Gomez new signature fragrance (and related products) through our international distribution network consisting of 50 countries worldwide.

We believe that this product launch is an important step to reach new customers and increase brand exposure and in furtherance thereof we intend to launch the Selena Gomez Marketing Campaign.  We intend to create a continuous and interactive connection between Selena Gomez, her fragrance, fans/consumers, and retailers through traditional and social media marketing activities.  We have already created a significant amount of brand awareness prior to its availability in stores.  We have enabled Selena Gomez fans and potential consumers to assist in the development of her new signature fragrance via online through her own propriety website, www.SelenaGomezperfumes.com.  The first 100,000 participants in the U.S. who complete the registration and voting process will receive a free sample of the fragrance prior to it being available on counter.

Our licensing agreements with both Selena Gomez and Adam Levine require us to  incur advertising expenses during the term of each agreement.  This expense, together with costs associated with hiring additional personnel, development, production and distribution costs will put tremendous pressure on our working capital requirements. We currently do not have sufficient capital to fund these activities.  As such, we will require additional debt or equity financing. We currently do not have any commitments for financing and there can be no assurance that we will be able to secure sufficient financing to implement our business strategy and comply with our contractual commitments.

Production and Supply

The launch of a new fragrance line involves input from many different sources,  from perfume designers to glass makers.

The stages of the development and production process can be summarized as follows:

●	Dicussions with perfume designers and creators (includes analysis of esthetic and factory trends, target clientele and market communication approach);
●	Concept choice;
●	Produce mock-ups for final acceptance of bottles and packaging;
●	Receive bids from component suppliers (glass makers, plastic processors, printers, etc.) and packaging companies;
●	Choose suppliers;
●	Schedule production and packaging;
●	Issue component purchase orders;
●	Follow quality control procedures for incoming components; and
●	Follow packaging and inventory control procedures.

Fragrance manufacturers rely on multiple suppliers to manufacture their fragrances including:

●	Independent perfumery design companies;
●	Perfumers which create a fragrance consistent with our expectations and, that of the fragrance designers and creators;
●	Contract manufacturers of components such as glassware, caps or boxes; and
●	Production specialists who carry out packaging or logistics for storage, order preparation and shipment.

Competition

The market for fragrances and fragrance related products is highly competitive and sensitive to changing preferences and demands. The  fragrance industry is highly concentrated around certain major players with resources far greater than ours. Many of our competitors have substantial financial resources as well as national and international marketing campaigns. However, we believe that consumers will be attracted by our branded product lines and pricing strategy.

We believe that existing industry competitors are likely to continue to expand their product offerings. Moreover, because there are few, if any, substantial barriers to entry, we expect that new competitors are likely to enter the fragrance market and attempt to market a “fragrance” associated with other well known celebrities.  We cannot be certain that we will be able to compete successfully in this extremely competitive market.

 Implementation

One of the keys to the successful launch of our fragrances will be to successfully coordinate procuring component parts, manufacturing the product, packaging the product, storage, distribution and order processing.  In order to facilitate this process, we have signed a manufacturing agreement and warehouse logistics agreement with Victory International. Each agreement is for a one year term commencing November 28, 2011.

Under the terms of the manufacturing agreement, Victory will procure the component goods from suppliers, negotiate pricing and payment terms with suppliers, manufacture and package the fragrances and coordinate payment to the suppliers.   We will provide Victory with quarterly forecasts for the total number of packages that Adrenalina desires Victory to produce.  Adrenalina will be responsible for all component costs, transportation, assembly costs and a management fee payable to Victory (the “Fees”).  The Fees are (i) F.O.B point of shipment with risk of loss passing to Adrenalina on delivery of the Product to the carrier.  Victory has been granted a continuing security interest in all products produced by Victory in order to secure payment.

We have signed a warehouse/logistics agreement with Victory International.  The agreement provides in part for Victory to package our products for shipment,  warehouse the product, move the product for shipment, coordinate shipping logistics, provide shipping and storage material, manage purchase orders and the electronic data interchange.

We have signed a five year exclusive supplier contract with Givaudan Fragrances Corporation (“Givaudan”) which provides in part that during the term of the agreement, Givaudan will be our exclusive fragrance supplier.  We will receive no-charge fragrance rebates based on our annual sales.

We believe that our agreements with Victory International and Givaudan provide us with the turnkey services that we require in order to successfully launch our product lines.

In addition to the agreements set forth above, we have signed an exclusive supplier contract with Gigantic Parfums, LLC, which provides in part for us to be the exclusive supplier of all Gigantic Parfums fragrance brands.

Marketing

Our marketing efforts will focus principally on promoting the quality, value and benefits of our products.  Each of our licensed fragrances will be distinctively positioned, have a single image, and will be  promoted with consistent logos, packaging and advertising designed to enhance its image and differentiate it from other brands.  We intend to regularly advertise our products in magazines, in-store, the Internet, and through social media.  In addition, we believe that our fragrances will receive editorial coverage in prestige publications and other media outlets.

Distribution

Victory International will manage and process our order fulfillments and shipping requirements at their distribution center located in New Jersey.   Our U.S. orders will be shipped direct to retailers under FOB shipping terms while international orders will ship to distributors.

Product Liability

We will need to secure product liability coverage.  There can be no assurance that any product liability coverage that we secure will be adequate to cover all of the exposure we may have with respect to our products.

Government Regulation

A fragrance is defined as a “cosmetic” under the Federal Food, Drug and Cosmetics Act.  The manufacturing, processing, formulating, packaging, labeling, distributing, selling and advertising of our products are subject to regulation by one or more federal agencies.  The most active regulation has been administered by The Food and Drug Administration (hereinafter the FDA) which regulates our products pursuant to the Federal Food, Drug and Cosmetic Act (hereinafter the FDCA) and regulations promulgated thereunder.  In particular, the FDA regulates the safety, manufacturing, labeling and distribution of perfumes dietary supplements, including vitamins, minerals and herbs, food additives, food supplements, over-the-counter drugs and prescription drugs, medical devices and cosmetics.  In addition, the Federal Trade Commission (hereinafter the FTC) has overlapping jurisdiction with the FDA to regulate the labeling, promotion and advertising of these same products.

ITEM 1A.  RISK FACTORS

(1) The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business could be materially adversely affected. In such case, the Company may not be able to proceed with its planned operations and your investment may be lost entirely.

General Risks Related to our Business Operations

It is possible investors may lose their entire investment in Adrenalina.

Prospective investors should be aware that if we are not successful in our endeavors, your entire investment could become worthless. Even if we are successful, in developing and selling our licensed fragrances there can be no assurances that we will generate sufficient revenues to meet our operating expenses and our losses will continue.

We are not in compliance with the reporting requirements as established by the rules and regulations promulgated by the Securities and Exchange Commission.

We are required to file periodic quarterly and annual reports with the Securities and Exchange Commission.  We have not filed any required reports since the quarter ended September 30, 2008.  It is unlikely that we will become current with these filing requirements for at least one year or longer, if at all.  Since we are not in compliance, the Securities and Exchange Commission may impose sanctions on both the Company and its management including the revocation of the Company’s registration statement.  Should this happen, there will be no public market in the Company’s securities.  Your ability to sell and/or transfer shares of our common stock will be extremely limited in which case you will lose the value of your entire investment.

Even if we file all delinquent reports, there can be no assurance that the Securities and Exchange Commission or other regulatory bodies will not impose sanctions.

We may be subject to shareholder lawsuits for failing to file required reports with the Securities and Exchange Commission.

Since we have not filed required periodic reports with the Securities and Exchange Commission, past and present shareholders may file an action against the Company.  If the litigants are successful, any monetary damages assessed against us will have a material adverse effect on our ongoing operations.  Even if we are successful in defending these actions, management will likely have to devote significant time and resources to these matters which in turn impact our ongoing operations.

We have a history of losses and losses are likely to continue in the future.

We have not generated sufficient revenues to cover our operating expenses.  The launch of our new fragrances will involve significant start-up costs primarily attributable to marketing and advertising.  Even if we successfully launch our fragrances, there can be no assurance that revenues will be sufficient to satisfy our ongoing operational requirements.

Our current financial condition has raised doubt regarding our ability to continue as a going concern.

Our ability to continue operating as a going concern will depend on our ability to sell sufficient quantities of our products to generate gross revenues in excess of our required cash expenditures and, thereafter, to generate sufficient funds to allow us to implement our business plan. Further, to the extent that funds for our operations and business plan are required that exceed our gross revenues, our ability to continue operating as a going concern will also depend on our ability to obtain sufficient financing, whether in the form of debt or equity. We cannot provide any assurance that we will have sufficient sales or that sufficient financing will be available to us on terms or at times that we may require. Failure in any of these efforts may materially and adversely affect our ability to continue as a going concern.

If we are unable to obtain additional funding, we may have to reduce our business operations.

Based on currently proposed plans and assumptions relating to our ability to market and sell our products, our cash on hand and anticipated revenues is not sufficient to maintain our current operations or implement our expansion program.   If we are unable to realize satisfactory revenue in the near future, we will be required to seek additional financing to continue our operations beyond that period. We will also require additional financing to expand into other markets, make acquisitions and further develop and market our products. We have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing on commercially reasonable terms or at all will be available when needed. The inability to obtain additional capital may reduce our ability to continue to conduct business operations. Any additional equity financing may involve substantial dilution to our then existing stockholders.

We have limited financial resources and to date no positive cash flow from operations. There can be no assurance that we will be able to obtain financing on acceptable terms in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors.

Risks related to our retail stores (At December 31, 2008)

Our growth strategy depends on our ability to open and operate a significant number of new stores each year, which could strain our resources and cause the performance of our existing stores to suffer.

Our growth largely depends on our ability to successfully open and operate our retail stores.  However, our ability to open new stores is subject to a variety of risks and uncertainties, and we may be unable to open new stores as planned, and any failure to successfully open and operate new stores would have a material adverse effect on our results of operations and on the market price of our common stock.  Our goal was to open new stores in future years.  This would place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our individual stores and our overall business. To the extent our new store openings are in markets where we already have stores, we may experience reduced net sales in existing stores in those markets.

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

We were not successful in implementing this business strategy and we have either closed these stores or sold them to other operators.   See “Our Business”.

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

With respect to the merchandise sold at our retail stores we do not believe that we were able to successfully implement retail sales with other product offerings at the Adrenalina stores.   As a result, retail sales suffered and ultimately all of our retail stores have closed.

Our business could be adversely affected by a prolonged downturn or recession in the United States or other countries in which we conduct business.

A prolonged economic downturn or recession in the United States  or any of the other countries in which we do significant business could materially and adversely affect our business, financial condition and results of operations. In particular, such a downturn or recession could adversely impact (i) the level of spending by our ultimate consumers, (ii) our ability to collect accounts receivable on a timely basis from certain customers, (iii) our ability of certain suppliers to fill our orders for raw materials, packaging or co-packed finished goods on a timely basis, and (iv) the mix of our product sales.

Consumers may reduce discretionary purchases of our products as a result of a general economic downturn.

We believe that the high degree of global economic uncertainty is expected to continue to have a negative effect on consumer confidence, demand and spending.  In addition, we believe that consumer spending on beauty products including perfume and cologne is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience sustained periods of declines in sales during periods of economic downturn as it may affect customers’ purchasing patterns.   Any resulting material reduction in our sales could have a material adverse effect on our business, financial condition and operating results.

Uncertainties and continued deterioration in global credit markets could negatively impact suppliers, customers and consumers, which could have an adverse impact on our business as a whole.

Uncertainties and continued deterioration in the global credit markets could negatively impact our suppliers, customers and consumers which, in turn, could have an adverse impact on our business.  Uncertainties in the credit could make future financing difficult or more expensive. Such lack of credit or lack of credit on favorable terms could have a material adverse effect on our business, financial condition and operating results.

If we are unable to protect our intellectual property rights, specifically trademarks and brand names, our ability to compete could be negatively impacted.

The market for our products depends to a significant extent upon the value associated with trademarks and brand names that we license, use or own. We own, or have licenses or other rights to use, the material trademark and brand name rights used in connection with the packaging, marketing and distribution of our perfume brands.  Therefore, trademark and brand name protection is important to our business.  Although most of the brand names we license, use or own are registered in the United States we may not be successful in asserting trademark or brand name protection. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and brand names may be substantial.

The success of our products is dependent on public taste.

Our revenues are substantially dependent on the success of our products, which depends upon, among other matters, pronounced and rapidly changing public tastes, factors which are difficult to predict and over which we have little, if any, control. In addition, we have to develop successful marketing, promotional and sales programs in order to sell our fragrances.  If we are not able to develop successful marketing, promotional and sales programs, then such failure will have a material adverse effect on our business, financial condition and operating results.

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

Risks related to our fragrances:

We are subject to extreme competition in the fragrance industry.

The market for fragrances and fragrance related products is highly competitive and sensitive to changing market preferences and demands. Many of our competitors in this market are larger than we are and have greater financial resources than are available to us, potentially allowing them greater operational flexibility. Our success in the fragrance industry is dependent upon our ability to continue to generate original strategies and develop quality products that are in accord with ongoing changes in the market.

Our success with the sale of our perfumes is dependent upon our ability to effectively market, advertise and competitively price quality fragrances and to quickly and efficiently develop and distribute new fragrances and related products.

If there is insufficient demand for our existing fragrances and fragrance related products, or if we do not develop future strategies and products that withstand competition or we are unsuccessful in competing on price terms, then we could experience a material adverse effect on our business, financial condition and operating results.

Sales and marketing efforts by retailers carrying our products can impact our operations.

We are responsible for product development, formula creation, packaging and manufacturing under our licensing agreements.  Retailers are responsible for executing our agreed marketing and selling plans for our fragrances. If the sales and marketing efforts of those retailers are not successful for the fragrances that we have developed, then such unsuccessful sales and marketing efforts could have a material adverse effect on our operating results.

If we are unable to acquire or license additional brands, or obtain the required financing for these agreements and arrangements, then the growth of our business could be impaired.

Our future expansion through acquisitions or new product distribution arrangements, if any, will depend upon the capital resources and working capital available to us. Further, in view of the global banking crisis, we may be unable to obtain financing or credit that we may require for additional licenses, acquisitions or other transactions. We may be unsuccessful in identifying, negotiating, financing and consummating such acquisitions or arrangements on terms acceptable to us, or at all, which could hinder our ability to increase revenues and build our business.

We may acquire fragrances marketed by other companies or companies engaged in similar or complementary businesses.  We may not be able to successfully integrate or manage these companies. These acquisitions may dilute our stockholders and cause us to incur debt and assume contingent liabilities.

We continuously review acquisition prospects that would complement our current product offerings, increase our size and geographic scope of operations or otherwise offer growth and operating efficiency opportunities. The financing, if available, for any of these acquisitions could significantly dilute our stockholders and/or result in an increase in our indebtedness. We may acquire or make investments in businesses or products in the future, and such acquisitions may entail numerous integration risks and impose costs on us, including:

•	difficulties in assimilating acquired operations or products, including the loss of key employees from acquired businesses;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks of entering markets in which we have no or limited prior experience;

•	dilutive issuances of equity securities;

•	incurrence of substantial debt;

•	assumption of contingent liabilities;

•	incurrence of significant amortization expenses related to intangible assets and the potential impairment of acquired assets; and

•	incurrence of significant immediate write-offs.

Our failure to successfully complete the integration of any acquired business could have a material adverse effect on our business, financial condition and operating results.

Because we rely on a limited number of suppliers, we may experience difficulty in meeting our customers’ demands for our products in a timely manner or within budget.

We coordinate with Victory International to purchase component parts for our fragrances and packaging.   Some of these products may only be available to us through a few sources, however, management has identified alternative materials and suppliers should the need arise. We do not have long-term agreements with any of our suppliers.

Consequently, in the event that our suppliers delay or interrupt the supply of products for any reason, we could potentially experience higher product costs and longer lead times in order fulfillment.

We are reliant on Victory International to coordinate multiple aspects of our business.  Should Victory International cease operations or choose not to renew our agreements, our operations will be adversely impacted.

We are reliant on Victory International to produce, package, warehouse, ship and invoice our products.  Without their services, our business operations would be severely jeopardized.  While there are other companies capable of providing services similar to those offered by Victory International,  time delays, costs, quality and relationships with customers could be jeopardized.

We are dependent upon Messrs.  Ilia Lekach, Isaac Lekach, and Rudford Hamon ~~,~~ and the loss of their services could harm our business.

Messrs. Ilia and Isaac Lekach and Hamon are responsible for day-to-day operations as well as major decisions. Termination of their relationships with us, whether through death, incapacity or otherwise, could have a material adverse effect on our operations, and we cannot assure you that qualified replacements can be found. We do not maintain key man insurance on any of these individuals.

Our reliance on third party manufacturers could have a material adverse effect on us.

We rely on outside sources to manufacture our fragrances.  The failure of such third party manufacturers to deliver either components or finished goods on a timely basis could have a material adverse effect on our business. Although we believe there are alternate manufacturers available to supply our requirements, we cannot assure you that current or alternative sources will be able to supply all of our demands on a timely basis. We do not intend to develop our own manufacturing capacity.  As these are third parties over which we have little or no control, the failure of such third parties to provide components or finished goods on a timely basis could have a material adverse effect on our business, financial condition and operating results.

Changes in laws, regulations and policies that affect our business could adversely affect our financial results.

Our business is subject to numerous laws, regulations and policies.  Changes in the laws, regulations and policies, including the interpretation or enforcement thereof, that affect, or will affect, our business, including changes in accounting standards, tax laws and regulations, environmental or climate change laws, regulations or accords, trade rules and customs regulations, and the outcome and expense of legal or regulatory proceedings, and any action we may take as a result could adversely affect our financial results.

Our success depends, in part, on the quality and safety of our products.

Our success depends, in part, on the quality and safety of our products.  If our products are found to be defective or unsafe, or if they otherwise fail to meet our consumers’ standards, our relationships with customers or consumers could suffer, the appeal of one or more of our brands could be diminished, and we could lose sales and/or become subject to liability claims, any of which could result in a material adverse effect on our business, results of operations and financial condition.

Our business is subject to governmental regulation, which could impact our operations.

Fragrances and fragrance related products must comply with the labeling requirements of the Federal Food, Drug and Cosmetics Act as well as the Fair Packaging and Labeling Act and their regulations.

However, we cannot assure you that, should we develop or market fragrances and fragrance related products with different ingredients, or should existing regulations or requirements be revised, we would not in the future experience difficulty in complying with such requirements, which could have a material adverse effect on our results of operations.

Our information systems and websites may be susceptible to outages and other risks.

We have information systems that support our business processes, including product development, marketing, sales, order processing, production, distribution, finance and intracompany communications. We have Internet websites.  These systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. Despite the implementation of network security measures, our systems may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. The occurrence of these or other events could disrupt or damage our information systems and adversely affect our business and results of operations.

We may become subject to possible liability for improper comparative advertising or “Trade Dress”.

Brand name manufacturers and sellers of brand name products may make claims of improper comparative advertising or trade dress (packaging) with respect to the likelihood of confusion between our fragrances and those of brand name manufacturers and sellers. They may seek damages for loss of business or injunctive relief to seek to have the use of the improper comparative advertising or trade dress halted.  However, we believe that our promotional efforts constitute fair competitive advertising and are not likely to cause confusion between our products and others. Further, we have not experienced to any material degree, any of such problems to date.

Risks Relating to Our Current Convertible Debenture Financing:

We are currently in default with respect to several of our debt and convertible debt obligations.

We have failed to comply with the terms and conditions of our debt obligations.  As a result, debt holders can initiate litigation against us.  If successful, we risk significant liability which will also impact our ongoing business activities.  In addition, outstanding creditors could file an involuntary bankruptcy petition and if successful, we would have to liquidate our assets and cease operations.

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

Risks Related to Our Common Stock

We are subject to evolving corporate governance and public disclosure regulations that may result in additional expenses and continuing uncertainty regarding the application of such regulations.

Changing laws, regulations and standards relating to corporate governance and public disclosure, are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional compliance costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by courts and regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Maintaining appropriate standards of corporate governance and public disclosure may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. In addition, if we fail to comply with new or changed laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business and our reputation may be harmed.

 We do not expect to pay dividends in the foreseeable future.

We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future. We intend to retain earnings, if any, to develop and expand our business.

"Penny stock" rules may make buying or selling the common stock difficult and severely limit the market for our common stock and its liquidity.

Trading in our common stock is subject to certain regulations adopted by the SEC commonly known as the "Penny Stock Rules". Our common stock qualifies as penny stock and is covered by Section 15(g) of the Exchange Act, which imposes additional sales practice requirements on broker/dealers who sell our common stock in the market. The "Penny Stock" rules govern how broker/dealers can deal with their clients and "penny stock". For sales of our common stock, the broker/dealer must make a special suitability determination and receive from clients a written agreement prior to making a sale. The additional burdens imposed upon broker/dealers by the "penny stock" rules may discourage broker/dealers from effecting transactions in our common stock, which could severely limit its market price and liquidity. This could prevent investors from reselling our common stock and may cause the price of the common stock to decline.

Although our common stock is listed for trading on the Over-the-Counter Pink Sheets, the trading market in the common stock has substantially less liquidity than the average trading market for companies quoted on other national stock exchanges and our price may fluctuate dramatically. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Due to limited trading volume, the market price of our common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

Our shares may have limited liquidity.

The public float for shares of our common stock is highly limited. As a result, should you wish to sell your shares into the open market you may encounter difficulty selling large blocks of your shares or obtaining a suitable price at which to sell your shares.

Our stock price may be volatile, which may result in losses to our shareholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the Over-The-Counter Pink Sheets such as ours generally have been very volatile and have experienced sharp share price and trading volume changes.  The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

●	operating results below expectations;
●	additions or departures of key personnel;
●	sales of our common stock
●	competition in the fragrance industry;
●	our ability to secure additional celebrity licensing agreements;
●	our ability to reduce costs and operating expenses and become profitable;
●	industry developments;
●	the loss of any strategic relationships;
●	economic and other external factors; and
●	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock. Depending on its depth and length, the current recession could have an impact on our business and as such, could adversely affect the market price of our common stock.

Our executive officers exercise voting control over 69.3% of our outstanding securities. As a result, this enables them to exert significant influence over the Company's corporate actions.

Our management exercise voting control over 69.3 % of our outstanding securities.  See "Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."  As a result, management will be able to affect the outcome of or exert significant influence over all matters requiring shareholder approval, including the election and removal of directors, most corporate actions and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of the Company.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors, if required.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring smaller reporting companies, such as our company, to include a report of management on the company’s internal controls over financial reporting in their annual reports.   While we make every effort to properly follow internal controls that have been implemented, we may experience situations where procedures were not followed and, as such, incur expense to correct any related problems that arise.

Our common stock is thinly traded. You may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate such shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. Our common stock has historically been sporadically or “thinly-traded” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. Even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float”.  This could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

  Volatility in our common stock price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our stockholders.

We will require additional cash resources to expand our business operations and fully implement our business plan.  If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

The Securities and Exchange Commission may revoke our registration.

We have received notice from the Securities and Exchange Commission that we are delinquent with our filings.  While we have submitted a time frame to the Commission setting forth our estimated time to file all required reports, there can be no assurance that the Commission will not take action before we are current with our filings.  The Commission has the power to revoke our registration.  Should this happen, our common stock will not trade on any market and there will be no liquidity in our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We have been notified by the Securities and Exchange Commission that we are delinquent with the filing of our periodic reports pursuant to the Securities Act of 1934.  We have presented the Commission with a schedule indicating the anticipated filing dates for all delinquent reports.

The Commission has not notified us whether or not this schedule is acceptable or whether the Enforcement Division would be taking action on this matter.

ITEM 2.  PROPERTIES.

The Company’s corporate headquarters are currently located at 1250 East Hallandale Beach Blvd. Suite 402 Hallandale Beach, FL  33009 and consists of approximately 1,800 square feet of office space.  We believe that this space is sufficient for our current operations.   Our monthly rent was $126,340 at December 31, 2008 for the open stores and office, and our leases expire at varying dates through November 2018.   At December 31, 2008 the Company has executed nine leases and is operating three stores located in Orlando, Miami and Tampa, Florida.  Some of the stores for which leases were executed either never opened or are closed.  Such information is listed below.

Our leases in effect are as follows:

Location	Type	Square Footage	Status at December 31, 2008	Status at December 31, 2011
Orlando, FL – Florida Mall	Retail Store	7,173	Open	Closed November 8, 2009
Miami, FL – Mall at Miami International	Retail Store	6,141	Open	Closed October 9, 2009
Tampa, FL – International Plaza	Retail Store	12,343	Open	Closed January 20, 2011
Atlanta, GA – North Pointe Mall	Retail Store	7,484	Never opened	Never Opened
Denver, CO – Cherry Creek	Retail Store	14,971	Never opened	Never Opened
Dallas, TX – Willow Bend	Retail Store	11,270	Opened March 10, 2009	Informal arrangement whereby the store is operated by a former employee effective December 1, 2011
Houston, TX – Houston Galleria	Retail Store	12,188	Never opened	Never Opened
East Rutherford, NJ – Meadowlands	Retail Store	12,675	Never opened	Never Opened
Rochester, NY – Medley Centre	Retail Store	10,245	Never opened	Never Opened
Hallandale Beach, FL	Retail Store	13,321	Opened April 1, 2010	Sold to a former employee November 22, 2011
North Miami Beach, FL	Office	7,854	Open	Vacated February, 2010
Hallandale Beach, FL	Office	1,800	Opened January 2, 2011	Leased

ITEM 3.  LEGAL PROCEEDINGS.

At December 31, 2008 and February 29, 2012 we are not subject to any legal proceedings that may have an adverse impact on our assets or results of operations

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 24, 2008 pursuant to a written consent of a majority of the holders of the Company’s voting capital stock  in lieu of a special meeting approved the Adrenalina 2008 Stock Incentive Plan.   The Stock Incentive Plan approves the issuance of up to five million shares of the Company’s common stock.

PART II

ITEM  5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES.

A.  Market Information

On December 14, 2007, our common stock began trading on the  OTC Bulletin Board under the symbol AENA.  Since we have not stayed current with our ongoing reporting requirements,  our common stock currently trades on the OTC Pink Sheets.  There is a very limited market for our common stock, with very limited trading activities.

The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board and the OTC Pink Sheets. Particularly since our common stock is traded infrequently, such over-the-counter market quotations reflect inter-dealer prices, without markup, markdown or commissions and may not necessarily represent actual transactions or a liquid trading market.

	HIGH		LOW
2008

First Quarter		$1.95		$0.65
Second Quarter		$2.10		$1.04
Third Quarter		$2.10		$1.25
Fourth Quarter		$1.80		$0.25

2007

First Quarter*	$		$
Second Quarter*	$		$
Third Quarter*	$		$
Fourth Quarter		$2.00		$1.50
———————
*There was no posted bid or ask price for our common stock until December 14, 2007.

At February 29, 2012 the closing bid price of our common stock was $1.50.

Share prices in 2007 and 2008 do not reflect 20:1 reverse split.

B.  Holders

As of December 31, 2008 there were approximately 103 holders of record of our common stock.

As of December 31, 2011 there were approximately 102 holders of record of our common stock.

Our transfer agent and registrar is Empire Stock Transfer Inc.  Their mailing address is 1859 Whitney Mesa Drive, Henderson, Nevada 89014 and their telephone number is 702.818.5898.

C.  Dividends

Holders of our common stock are entitled to receive such dividends as our board of directors may declare from time to time from any surplus that we may have. We have not paid dividends on our common stock since the date of our incorporation and we do not anticipate paying any common stock dividends in the foreseeable future. We anticipate that any earnings will be retained for development and expansion of our businesses and we do not anticipate paying any cash dividends in the foreseeable future. Future dividend policy will depend upon our earnings, financial condition, contractual restrictions and other factors considered relevant by our Board of Directors and will be subject to limitations imposed under Nevada law.

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

D.  Securities Authorized for Issuance under Equity Compensation Plans

Description of the 2008 Adrenalina Stock Incentive Plan

In November 2008, the Company’s shareholders approved the 2008 Incentive Plan, which has initially reserved 5,000,000 shares of Common Stock for issuance. The 2008 Incentive Plan permits the grant of stock options, restricted stock, restricted stock units and other forms of stock-based compensation to selected persons providing services to the Company (including non-employee directors). Under the 2008 Incentive Plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not intended to qualify as Incentive Stock Options thereunder.

Purpose. The primary purpose of the 2008 Incentive Plan is to is to further the interests of the Company by stimulating the efforts of employees who are selected to participate in the 2008 Incentive Plan, aligning the long term interests of participants with those of the Company's shareholders, and assisting the Company in attracting and retaining key employees. We believe that the Plan will be effective in attracting directors, executives and employees to the Company by providing incentives and rewards to those directors, executives, employees and consultants responsible for our continued growth. The type of awards permitted under the Plan will provide a form of incentive that aligns the economic interests of management, employees, consultants and those of our stockholders.

The Plan provides for flexibility to determine what types of awards are beneficial to the Company, its employees, directors and stockholders as changes occur with respect to compensation trends, accounting treatment of awards, tax treatment of awards to the Company or its employees or directors, or its cash flow needs.

Administration . The 2008 Incentive Stock Plan is administered by our Board of Directors, provided that the Board may delegate such administration to a committee appointed by the Board of Directors.

Eligibility . Under the 2008 Stock Incentive Plan, options may be granted to any person who performs services for the Company, whether as a director, officer, employee, consultant or other independent contractor, as provided in the 2008 Incentive Plan.

Terms of Options . The term of each option granted under the 2008 Incentive Plan shall be contained in a stock option agreement between the optionee and the Company and such terms shall be determined by the Board of Directors consistent with the provisions of the 2008 Incentive Plan, including the following:

(a) Exercise Price. The exercise price of each incentive stock option will equal the exercise price designated by the administrators of the 2008 Incentive Plan, but will not be less than the fair market value on the date of grant. The exercise price of each nonqualified stock option will equal the exercise price designated by the administrators of the 2008 Incentive Plan.

(b) Vesting. The dates on which each option (or portion thereof) shall be exercisable and the conditions precedent to such exercise, if any, shall be fixed by the administrators of the 2008 Incentive Plan, in its discretion, at the time such option is granted.  Unless otherwise provided, an unexercised option that is not fully vested will become fully vested if the recipient of the award dies or terminates employment with the Company because of disability.

(c) Expiration. Any Option granted to an employee of the Company shall become exercisable over a period of no longer than five years. No option shall in any event be exercisable after ten years from, and no Incentive Stock Option granted to a ten percent shareholder shall become exercisable after the expiration of five years from the date of the Option;

(d) Transferability. To the extent permitted by tax, securities or other applicable laws to which the Company, the 2008 Incentive Plan or recipients are subject, and unless provided otherwise by the administrators of the 2008 Incentive Plan on the date of grant, a recipient may transfer a nonqualified stock option to a permitted transferee. An incentive stock option may not be transferred except by will or the laws of descent and distribution.  During the lifetime of the recipient, all rights of the incentive stock option are exercisable only by the recipient.

 (f) Termination, Modification And Amendment . The Board of Directors may alter, amend, or terminate the 2008 Incentive Plan from time to time without approval of the shareholders of the Company.  The Board of Directors may, however, condition any amendment on the approval of the shareholders of the Company if such approval is necessary or advisable with respect to tax, securities or other laws applicable to the Company, the 2008 Incentive Plan or recipients.  Any amendment, whether with or without the approval of shareholders of the Company, that alters the terms or provisions of an award granted before the amendment (unless the alteration is expressly permitted under the 2008 Incentive Plan) will be effective only with the consent of the recipient of the award or the holder currently entitled to exercise the award.

E.    Sale of Unregistered Securities

Debentures:

During the year ended December 31, 2008 we issued the following debentures:

In February  2008 we  issued a $2,500,000 5% Senior Secured Convertible Debenture, with quarterly interest payments commencing in May 2008. Principal amounts under this debenture are payable in 18 equal monthly installments commencing the 12th month following the issuance date.  The Company reserved the right to make principal payments in shares of common stock if there was an effective registration statement with respect to the shares issuable upon conversion of the Debenture. The debenture  holder reserved the right to  convert the debenture into shares of the Company’s common stock at a fixed conversion price of $15.00, subject to adjustment in the event that the Company issues new common stock at a price below the conversion price.

In August 2008 we issued a $1,000,000 5% Senior Secured Convertible Debenture, with quarterly interest payments commencing in September 2008. The principal amount under this debenture is payable in 24 months following the issuance date.  The debenture holder reserved the right to convert the debenture into shares of the Company’s common stock at a fixed conversion price of $30.00, subject to adjustment in the event that the Company issues new common stock at a price below the conversion price..

The Company did not file a registration statement with respect to the shares issuable upon the conversion of the debentures.

These debentures rank senior to all of the Company’s current and future indebtedness and are secured by substantially all of the Company’s assets.

In connection with the convertible debentures issued during November 2007, February 2008 and August 2008, respectively, the Company issued five-year warrants to purchase (a)200,000,(b)166,667 and (c)16,667  shares of common stock. The exercise price for the November and February issuances was $40.00 and for the August issuance it was $30.00.  The exercise price of these warrants is subject to full ratchet anti-dilution rights in the event that the Company issues securities at less than $27.60 per share. The warrants vested immediately and expire in five years.

In December 2008, the holders of the convertible debt and the Company agreed to modify the terms of the three debt issuances. The terms of each of the 5% Senior Secured Convertible Debentures were modified as follows:

●
November 2007 convertible Note –due date of first principal payment extended to July 1, 2009 from November 29, 2008; the maturity date was extended to December 1, 2010 from May 29, 2010; the stock conversion price was reduced to $10.00 from $15.00. The exercise price of the warrants issued was reduced from $40.00 to $30.00.

●
February 2008 convertible note – due date of first principal payment extended to July 1, 2009 from February 28, 2009; the maturity date was extended to December 1, 2010  from May 29,2010. The exercise price of the warrants issued was reduced from $40.00 to $30.00.

●	August 2008 convertible note-the stock conversion price was reduced from $30.00 to $10.00. The exercise price of the warrants issued was reduced from $40.00 to $30.00.
●	The aggregate accrued but unpaid interest at December 24, 2008 in the amount of $157,146 on the debentures was added to the principal of the respective notes.

Common Stock:

During April 2008 the Company sold 20,000 shares of its restricted common stock, in a Securities Purchase Agreement to an accredited investor, at $15.00 per share.

During July 2008, the Company entered into a Securities Purchase Agreement to sell certain accredited investors 8,333 shares of restricted common stock and 4,167 warrants to purchase shares of common stock at $30.00 per share, for the sum of $250,000. Professional fees paid in connection with a finder’s fee and related legal expenses were $32,000.

During August 2008 the Company issued 7,413 shares of its restricted common stock to an accredited investor in satisfaction of liquidated damages of $270,000 relating to the convertible debentures.

In issuing these securities, we relied on the exemptive provisions of Section 4(2) of the Securities Act.

With respect to the sale of all unregistered securities:

•	the sale was made to a sophisticated or accredited investor, as defined in Rule 502;
•
we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain  any  additional  information  which  we  possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of   information furnished;

•	at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2; and
•	neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising;

F.     Purchases of Equity Securities by the Issuer and Affiliated Purchases

    None.

ITEM  6. SELECTED FINANCIAL INFORMATION

As a smaller reporting company, we are not obligated to provide selected financial information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

During 2008, the Company primarily focused on it's retail operations while maintaining a small portion of its media and entertainment operations. During the 4th quarter of 2008 and the 1st quarter of 2009, the Company began to experience the negative impact from the economic recession, which significantly reduced the Company's expansion efforts and its retail sales from 2009 through 2011. The foregoing factors along with working capital shortages and the Company's inability to raise sufficient funds for expansion continued in 2009 and continued through 2011, all of which contributed to the Company’s decision to exit the retail sales aspect of its business in 2011. Accordingly, during 2011, the Company changed its focus to enter into the perfume distribution business. In this connection, it is now engaged in the business of creating, designing, manufacturing, distributing and selling prestige fragrances and beauty related products marketed primarily through specialty stores, national department stores and perfumeries on a worldwide basis.

As a result of the economic downturn we have incurred significant net losses of $12.0 million and $5.3million for the years ended December 31, 2008 and 2007, respectively. Net cash used in operations during the ended December 31, 2008 and 2007 was $800,000 and $4.6 million, respectively.  As reflected in the accompanying Consolidated Balance Sheets as of December 31, 2008 and 2007 we had cash equivalents of approximately $278,000 and $445,000 , respectively,  and a working  capital deficiency of  $4.6 million at December 31, 2008 and  working capital of $1.0 million at December 31, 2007. Both of these negative results in 2008 attributed in part, to insufficient cash and working capital to expand our retail operations.  The operations of the Company have been funded through related party borrowings, the sales of convertible debentures and warrants. In October 2010, the Company and the purchasers of the Company’s senior secured convertible debentures and warrants agreed to their cancellation for a consideration of $400,000. Final payment under this agreement was made in February 2011.

We believed our entrance into the perfume business in 2011, and entering into distribution agreements may establish viable distribution channels for our fragrance products. Management believes that the actions taken may provide an opportunity to improve liquidity and profitability. However, if we were to expand operations through acquisitions, new licensing arrangements or both, we may need to obtain additional financing.  There can be no assurances that we could obtain additional financing or what the terms of such financing, if available, would be. In addition, the current business environment may increase the difficulty of obtaining additional financing, if necessary.

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

Merchandise Inventories—Merchandise inventories are valued at the lower of cost or market, with cost determined using a weighted average method. We utilize perpetual inventory records to value inventory in our stores. Physical inventory counts are performed during each fiscal quarter and we adjust our perpetual records based on the results of the physical counts. Cost is calculated based upon the purchase order cost of an item at the time it is received by us, reconciled to actual vendor invoices. Vendor allowances, which primarily represent volume rebates and cooperative advertising funds, are recorded as a reduction of the cost of the merchandise inventories. We earn vendor allowances as a consistent percentage of certain merchandise purchases with no minimum purchase requirements. We do not have any vendor allowance programs that are based on purchase volume milestones.

 We maintain a provision for estimated shrinkage based on the actual historical results of our physical inventories. We compare our estimates to the actual results of the physical inventory counts as they are taken and adjust the shrinkage estimates accordingly We review inventory for excess quantities to determine net realizable value.. We also record adjustments to the value of inventory equal to the difference between the carrying value and the estimated market value, based on assumptions about future demand.
.
Film Costs— We account for our film costs and related revenues (“film accounting”), in accordance with the guidance in SOP 00-2, which requires the exercise of judgment related to the film’s ultimate revenues. Our current film costs consist of the costs of completed television episodes, which are reflected at the lower of cost, less accumulated amortization, or fair value. Prior to release, we estimate our ultimate revenues for each film based on factors such as our historical performance of similar films. On a annual basis we evaluate and update our estimates based on information available on the progress of the film’s production and, upon release, the actual results of each film. Changes in our estimate of the ultimate revenues from period to period affect the amount of film costs amortized in a given period and, therefore, could have an impact on the financial results for that period. Film costs are written off  if it determined they have no future value..

Intangible and Property and Equipments— We perform annual impairment tests of our intangible and property and equipment by comparing the book values of our reporting units to their estimated fair values. The estimated fair values is computed using estimates that may  include a discount factor in valuing future cash flow as well as undiscounted cash flows.. There are assumptions and estimates underlying the determination of fair value and any resulting impairment loss. Another estimate using different, but still reasonable, assumptions could produce different results.

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

Barter — From time to time and in the normal course of operations we enter into various barter transactions whereby, we exchange programming product for advertising time that we can use or resell. Generally, this advertising time is provided to us by broadcasting companies in the United States and Central and South America. For all recorded barter transactions we record the fair value of the related programming products based on comparable arrangements in the broadcast areas or from our existing contracts. These transactions are accounted for at the time the programming is broadcast and the advertising is used. There were no barter transactions in 2008.

Beneficial Conversion and Warrant Valuation — We account for our convertible debentures with beneficial conversion features, in accordance with Financial Accounting Standards Codification 470. We record a beneficial conversion feature (“BCF”) related to the issuance of convertible debt instruments that have conversion features at fixed rates that are in the money when issued and the fair value of warrants issued in connection with those instruments as a discount to the debt. The discounts recorded in connection with the BCF and warrant valuation are recognized as non-cash interest expense over the term of the instruments.

We review modifications to determine the appropriate  accounting treatment.

The valuation of the warrants and conversion feature require us to make certain estimates about their fair value. If actual results differ from estimated results and these notes and warrants convert to common stock, then the differences on the date of conversion could be material to our financial position.

Income Taxes— We record income tax expense using the liability method for taxes and are subject to income tax. As necessary, our current tax liability or asset is recognized for the estimated taxes payable or refundable on the tax returns for the current year and a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Also a valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. If different assumptions had been used, our tax expense, assets, and liabilities could have varied from recorded amounts. If actual results differ from estimated results or if we adjust these assumptions in the future, we may need to adjust our deferred tax assets or liabilities, which could impact our effective tax rate.

As of December 31, 2008, we fully reserved our net deferred tax asset due to the uncertainty of future taxable income. Currently we have a federal net operating loss carry-forward of approximately $13.9 million which will expire in 2028.

As of January 1, 2007, we adopted the FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 Accounting for Income Taxes.” Our current policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense. There was an insignificant amount of interest expense accrued or recognized related to income taxes for the year ended December 31, 2008. There was an insignificant amount of selling, general and administrative expense related to penalties accrued or recognized for the same periods. We have not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for the year ended December 31, 2008, or during the prior three years applicable under FIN 48. We have also determined it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within twelve months of the adoption of FIN 48. We are currently subject to a three year statute of limitations by major tax jurisdictions

Earnings per share—We compute basic and diluted loss per common share by dividing the losses applicable to common stock by the weighted average number of common shares outstanding. Currently our basic and fully diluted EPS calculation are the same because any increase in the number of shares would be ant dilutive to our net loss.

Results of Operations

Revenues. Revenues for the year ended December 31, 2008 increased $2.2 million as compared to 2007, primarily due to the increased volume in retail operations from our new stores. Our first store was opened for a full year in 2007 while our second store was opened for one month in 2007.  During 2008 two stores were opened for a full year and our third store opened in October 2008. The increased revenues from our existing stores, combined with our new store attributed to our increase in sales.  In addition, included in the increase is retail sales are revenues from the customer usage of our FlowRiders of $498,000 in 2008 and $419,000 in 2007.

Revenues from entertainment and publishing decreased by $488,000 as compared to 2007. This decrease is consistent with our shift in our corporate strategy which began during 2007, from a film based entertainment company to one focused on expanding its revenue base primarily through merchandise sales.

Gross Margin. Our overall gross profit from merchandise sales including FlowRider revenue was 40% in both 2008 and 2007 and increased by $1.0 million as compared to 2007. Whereas our gross profit from merchandise sales excluding FlowRider revenue  increased  from 27% in 2007 to 33% in 2008 in our gross margin. The increase is principally due to the increased number of  stores  and improved purchasing power.   As a result of the economic recession and its impact on our operations, we may enter into agreements with vendor to obtain price reductions.  There can be no assurances that we will be successful to obtaining price reductions. In addition, the current business environment may increase the difficulty of obtaining these reductions from our vendors.

Payroll and Employee Benefits. Payroll and employee benefits increased by $466,000 as compared to 2007.  This increase is primarily attributable to the additional employees to support the retail operations of $607,000  offset by a decrease in  entertainment and publishing compensation of $194,000 resulting from our shift in our corporate strategy which began during 2007, from a film based entertainment company to one focused on expanding its revenue base primarily through merchandise sales.

 Occupancy Expense. Occupancy expense includes rent, utilities, insurance and other costs necessary for the occupancy of the stores and main office. Our rental commitments with landlords are generally for ten years. Occupancy expense for year ended December 31, 2008 increased by $1.5 million as compared to 2007, primarily due to the increase in rent expense attributable to opened new stores and stores under construction.   Our rent expense was 53% and 43% of sales in 2008 and 2007, respectively. As a result, if this trend continues in the future, the Company will continually be unable to generate a profit, or until such time, as retail revenues significantly improve.  In addition, as we develop unopened stores, our future rent will increase.

Marketing and advertising expense. Marketing and advertising expense decreased by $386,000. This decrease is results from less usage of the marketing and advertising resources and no barter activities in 2008 which is consistent with our shift in our corporate strategy which began during 2007, from a film based entertainment company to one focused on expanding its revenue base primarily through merchandise sales.

Professional fees.  Professional fees increased by $398,000 as compared to 2007.  This increase is primarily attributable to increases in accounting, consulting and legal expenses incurred in connection with our public filings. In addition, we incurred professional fees relating to proposed acquisitions that did not materialize and fees paid to attorneys in connection with vendor settlements during 2008.

Other Selling, General and Administrative Expenses.  During 2008, other selling, general and administrative expenses increased by $299,000. This increase is attributable additional expenses resulting from our new stores relating to insurance, travel, increased usage of supplies.

Amortization of film costs. Amortization of film costs decreased by $904,000 as compared to 2007.   This decrease is primarily attributable to film impairments primarily related to pre-release films of approximately $527,000 in 2007 and decreases in the remaining unamortized balance in 2008.

Depreciation. During 2008 depreciation increased by $209,000 compared to 2007.  This increase is primarily attributable to the depreciation and amortization resulting from the construction and related increase in property and equipment of our new stores.

Interest expense. During 2008, interest increased by $3.0 million and is primarily attributable to increases in borrowings and the related interest expense, amortization of deferred financing costs and debt discounts. This increase is summarized below:

	Year ended December 31, 2008	Year ended December 31, 2007	Change

Interest expense related to debt	$251,539	$52,997	$198,542
Interest expense on Convertible debt	271,435	12,500	258,935
Amortization of deferred financing costs	330,247	22,173	308,074
Capitalized interest on construction in process	(100,825)		(100,825)
Amortization of debt discount	2,159,490	75,109	2,084,381
liquidating damages on convertible debt	270,000	-	270,000
	$3,181,886	$162,779	$3,019,107

Impairment loss. During the 4th quarter of 2008 and the 1st quarter of 2009, the Company began to experience the negative impact from the economic recession, which significantly reduced its retail sales and the net income.  Accordingly, at December 31, 2008 it was determined that property and equipment relating to our Orlando and Doral retail stores and the Adrenalina trademark were impaired by approximately $ 1,600,000. The significant asset categories affected were leasehold improvements and assets used in the retail stores. In this connection, the impairment loss is reflected included in other expenses on the Consolidated Statement of Operations.  The key assumptions used in our development of the cash flow projections consisted of projected results of operations utilizing net present values.

Income taxes.    Income taxes are calculated using the liability method specified by SFAS No. 109 "Accounting for Income Taxes". Valuation allowances are provided against deferred tax assets if it is considered "more likely than not" that some portion or the entire deferred tax asset will not be realized. During 2008 the Company realized an increase of approximately $2.4 million of its' net deferred tax asset, from which the management has recorded approximately $2.4 million as a valuation allowance for the current year.

Dividends. The Company has not declared or paid dividends on its common stock during the past two years.

Net Loss. As a result of the factors described above the Company reported a net loss of $12 million for 2008 compared to net loss of $5.3 million in 2007. The  increase is primarily due to our inability to achieve a successful level of store operations, rent expense as a large percentage of our retail sales, other operating costs  and increases in interest expense and the impairment our Orlando and Doral stores .

Prior Period Adjustment. During the year ended December 31, 2008, the Company determined that deferred rent and rent expense had been overstated in 2007.  As a result, occupancy expense and deferred rent decreased by $531,000 for 2007. The effect of the restatement for 2007 was to reduce the net loss and the accumulated deficit by $531,000 and reduce net loss per share by $.03

Plan of Operation

From 2009 to 2011 we were not able to generate any significant cash flow during the coming year to fund our retail store planned expansion or to fund our current operations. However, under our current model of funding operations through capital contributions and debt we are uncertain whether we can sustain ourselves for the next twelve months. Currently we are seeking additional outside funding to keep the business operational; however there is no assurance additional debt or capital will be available to us on acceptable terms. We believed our entrance into the perfume business in 2011, and entering into distribution agreements may establish viable distribution channels for our fragrance products. Management believes that the actions taken may provide an opportunity to improve liquidity and profitability. However, if we were to expand operations through acquisitions, new licensing arrangements or both, we may need to obtain additional financing.  There can be no assurances that we could obtain additional financing or what the terms of such financing, if available, would be. In addition, the current business environment may increase the difficulty of obtaining additional financing, if necessary.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The information called for by Item 8 is included following the "Index to Financial Statements" on page F-1 contained in this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no changes or disputes with the Company's Independent Registered Public Accounting Firm.

ITEM  9A. CONTROLS AND PROCEDURES

a) Disclosure Controls and Procedures.

        Our chief executive officer/chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008 . The term “disclosure controls and procedures” as defined in Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC'’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008  and due to the material weaknesses in our internal control over financial reporting described in our accompanying Management’s Report on Internal Control over Financial Reporting, our chief executive officer/chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

b) Management’s Report on Internal Control over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and

●
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our chief executive officer/chief financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In connection with this assessment, we identified the following material weaknesses in internal control over financial reporting as of December 31, 2008 .  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992). Because of the material weaknesses described below, management concluded that, as of December 31, 2008 , our internal control over financial reporting was not effective.

        (1)   Control environment—We did not maintain an effective control environment. The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. Each of the following control environment material weaknesses also contributed to the material weaknesses discussed in items (2) through (4) below. Our control environment was ineffective because of the following material weaknesses:

(a)   We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of Generally Accepted Accounting Principles (GAAP) commensurate with our financial reporting requirements and business environment. This material weakness resulted in material restatements relating to beneficial conversion convertible debt issues,  accounting of the discount attributable to detachable warrants on convertible debt which have been reflected in the restated financial statements for the quarters ended March 31, 2008 and June 30, 2008 and attributed to our inability to timely file our periodic quarterly and annual reports with the SEC since the quarter ended September 30, 2008.

(b)   We did not maintain an effective anti-fraud program designed to detect and prevent fraud relating to (i) an effective whistle-blower program or other comparable mechanism and (ii) an ongoing program to manage and identify fraud risks.

(c)   We did not maintain effective controls over the segregation of duties. Specifically, effective controls were not designed and implemented to ensure the following accounting functions were properly segregated for inventory, purchasing,  bank reconciliations, payroll and accounts payable. Certain of the Company’s personnel in accounts payable, accounts receivable and inventory had access and could make changes to master files without approval.  In addition, we did not have effective general controls over information technology security and user access.

(d)   We experienced excessive employee turnover, we have been unable to document our key processes and related controls, nor did we have proper job descriptions, performance appraisals, and as a result our employees may not have a clear understanding of their responsibilities to facilitate proper internal control over financial reporting.

(e)  We did not maintain effective controls over spreadsheets used in the Company’s financial reporting process. Specifically, controls were not designed and in place throughout the year to ensure that unauthorized modification of the data or formulas within spreadsheets were prevented.

(f)  We did not maintain a type II SAS 70 report from our outsourced payroll provider.

        The control environment material weaknesses described above contributed to the material weaknesses related to our monitoring of internal control over financial reporting, period end financial close and reporting, as described in items (2) to (4) below.

         (2)   Monitoring of internal control over financial reporting—we did not maintain effective monitoring controls to determine the adequacy of our internal control over financial reporting and related policies and procedures because of the following material weaknesses:

(a)   Our policies and procedures with respect to the review, supervision and monitoring of our accounting operations throughout the organization , including but not limited to purchasing, inventory, leases, were either not designed, in place or operating effectively.

(b)   We did not maintain an effective internal control monitoring function nor did we perform a risk assessment. Specifically, there were insufficient policies and procedures to effectively communicate and determine the adequacy of our internal control over financial reporting and to monitoring the ongoing effectiveness thereof.

(c)   We did not maintain formal, business plans and organizational structure documents to guide the employees in critical decision-making processes.

Each of these material weaknesses relating to the monitoring of our internal control over financial reporting contributed to the material weaknesses described in items (3) through (4) below.

        (3)   Period end financial close and reporting—Due to a pervasive lack of proper segregation of duties within the finance department, we did not establish and maintain effective controls over certain of our period-end financial close and reporting processes because of the following material weaknesses:

(a)   We did not maintain effective controls over the preparation and review of the consolidated financial statements to ensure that we identified and accumulated all required supporting information to ensure the completeness and accuracy of the consolidated financial statements and that balances and disclosures reported in the consolidated financial statements reconciled to the underlying supporting schedules and accounting records.

(b)   We did not maintain procedures and effective controls over the preparation, review and approval of account reconciliations. Specifically, we did not have effective controls over the completeness and accuracy of supporting schedules for substantially all financial statement account reconciliations.

(c) We did not maintain effective controls over the recording of either recurring or non-recurring journal entries. Specifically, effective controls were not designed and implemented to ensure that journal entries were properly prepared with sufficient support or documentation or were reviewed and approved to ensure the accuracy and completeness of the journal entries recorded.

(d) We did not maintain procedures and effective controls over the preparation, review and approval of certain complex accounts.  Specifically, we did not have effective controls over the completeness and accuracy of convertible debentures, leases and determination of impairment of long lived assets and intangible assets.

        (4)  Board of Directors—We currently do not have a  functioning audit committee due to a lack of a majority of  independent members and currently lack a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls, procedures and risk oversight. Nor do we have a Compensation Committee, compensation charter or any formal procedure for the review, approval or ratification of certain related-party transactions that may be required to be reported under the SEC disclosure rules.

        This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

        As previously reported in our Form 10-Q  for the quarter ended September 30, 2008, we reported material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Those material weaknesses continued through December 31, 2008. In addition, during the fourth quarter of 2011, we began an analysis of our disclosure and financial reporting controls to understand and disclose the nature of each material weakness and its impact on our financial reporting and its internal controls over financial reporting in order to develop a more detailed framework for remediation.

Remediation Plans

        To address the identified material weakness discussed above, we have:

1. 2. 3. 4.
Engaged a new law firm to advise us regarding securities law compliance and corporate governance standards.

Approved a Code of Ethics.

Hired consultants  to perform period closings and key reconciliations of the Company’s transactions and accounts,

Hired three CPA’s  and three other accounting staff with college degrees as contractors to assist us in closing our books and to help us become current with respect to past due  periodic quarterly and annual reports for the periods during  2008-2011 with the Securities and Exchange Commission.  The Company has  not filed any required reports since the quarter ended September 30, 2008.

        To address the identified material weakness discussed above, we are in the process of enhancing our internal control processes as follows:

1.	Control Environment

a.	To recruit and upgrade our accounting staff, including our CFO, in order to achieve an effective control environment.

b.	Develop an anti-fraud program and implement a whistle-blower program and a program to manage and identify fraud risks.

c.	To reorganize our accounting and administrative staff designed to improve workflow and enhance internal controls.
d.
Formalize our finance-related job descriptions for all staff levels that specifically identify required financial reporting roles, responsibilities, and competencies, and clarify responsibility for maintaining our internal controls over financial information.

e.
Take training to better utilize our accounting systems to lessen the use of spreadsheets and to also develop controls over spreadsheets and migrate from spreadsheet based consolidations to using the consolidations capabilities built into our accounting software.

2.	Monitoring of internal control over financial reporting

a.	Undertake a revamping of our policies and procedures with respect to the review, supervision and monitoring of our accounting operations.

b.	Perform a risk assessment and improve our monitoring function in conjunction with our accounting system.

c.	Formalize our process to improve the organization structure and develop forecasts and plans by which our management can measure achievement against formalized benchmarks.

3.	Period end financial close and reporting

a.	We will take steps to mitigate the lack of segregation of duties, prepare and implement sufficient written policies and checklists for financial reporting and closing processes.

b.	We will develop procedures to ensure that supporting schedules for financial statement accounts are reconciled to supporting schedules.

c.	We will began to document and implement controls over financial reporting.

4.
Board of Directors - We are currently attempting to remedy the lack of adequate independent oversight (as described above) by searching for and recruiting qualified individuals to sit as independent board members and audit committee members and to also assist us with a compensation committee.

If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future and we may continue to be delinquent in our filings. We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. A key element of our remediation effort is the ability to recruit and retain qualified individuals to support our remediation efforts. While our Board of Directors have been supportive of our efforts by supporting the hiring of various individuals in our finance department, as well as, funding efforts to improve our financial reporting system, improvement in internal control will be hampered if we cannot recruit and retain more qualified professionals.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each as of December 31, 2008.

Name	Age	Position at December 31, 2008	Position at March 15, 2012

Ilia Lekach	58	Chairman, Chief Executive Officer	Chairman, Chief Executive Officer, CFO
Jeffrey Geller	34	President, Chief Operating Officer and Director	*
Jonathan Abenhaim	31	Senior Vice President-Media Operations	*
Michael Labinsky	37	Chief Financial Officer	*
Joseph Bouhadana	38	Director	*
Neil Florin	41	Director	*
Michael Abramowitz	35	Director	*
Issac Lekach	28	--	President
Rudford Hamon	26		COO
———————
* - no longer serves as an officer or director.

        Ilia Lekach has been Chairman and Chief Executive Office for LQD Adrenalina since February 2007.  Mr. Lekach was the former CEO and Chairman of Parlux Fragrances, Inc.  During his tenure, he successfully identified, signed, and developed fragrances for Perry Ellis, Paris Hilton, Guess and Ed Hardy by Christian Audigier. He brought Parlux to its first $100 million dollar fiscal year. Ilia also served as the CEO and Chairman of Perfumania. He studied Industrial Engineering at Louisiana State University for two years and then transferred to the University of Miami.

        Isaac Lekach is currently the President  and   was instrumental in identifying the potential of Adam Levine, Selena Gomez, Katy Perry, Paris Hilton, and Ed Hardy by Christian Audigier fragrance licenses. He has been the CEO of  Gigantic Parfums since 2009. He was also involved with the marketing and development of the Guess? and Ocean Pacific fragrances for Parlux Fragrances and served as a member of the Board of Directors for the company from 2005 to late 2006. On top of his work in the perfume industry, Lekach also enjoys writing and recording music. He has fronted several bands. Both Poulain and Acute released critically acclaimed records. He has performed all over the world and will continue doing so under the new banner Guy Fantastico.

        Rudford Hamon is currently Chief Operating Officer and was an intrinsic asset in developing the launch of Katy Perry worldwide and streamlined agreements with foreign perfume component manufacturers for Selena Gomez to maximize value for the Company.  He has been the President of Gigantic Parfums since 2009. In 2004 – 2007, he joined the International distribution department of Parlux Fragrances. In 2006, he graduated from Florida International University’s College of Business Administration with a degree in marketing. Mr. Hamon has served as Adrenalina's President since June 2011.

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

Mr. Geller no longer serves as an officer nor director.

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

Mr. Abenhaim no longer serves as our Senior Vice President-Media Operations.

Michael Labinski has been our Chief Financial Officer since June 2008. From May 2007 to May 2008, Mr. Labinski served as Chief Financial Officer at PC Universe, Inc., a $35M Over-The-Counter traded e-commerce and corporate IT reseller. During his time at PC Universe, Mr. Labinski created and presented all investor materials to investors as well as budget production execution and results analysis. He also created financial forecasts and was in charge of all SEC reporting. Prior to PC Universe, from 2000 to 2006, Mr. Labinski was CFO of Mathsoft Engineering & Education, Inc. and VP of Finance for Wash Depot Holdings, Inc.  Mr. Labinski holds an MBA from Northeastern University and a BBA in Accounting from St. Bonaventure University.

Mr. Labinski no longer serves as a corporate officer or our Chief Financial Officer.

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

Mr. Bouhadana no longer serves as a corporate director.

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

Mr. Florin no longer serves as a corporate director.

Michael Abramowitz has been since October 2006 CFO of IFX Networks, a multinational telecommunications company with presence in 8 countries. In his current position, he led the turnaround of the company by growing revenues from $19M to $32M, reducing expenses, and obtaining debt and equity financing. From July 2004 to December 2005, Mr. Abramowitz was the CFO at Nurses 24/7, a U.S. multi-state, nurse staffing company. From August 2001 to June 2004, Mr. Abramowitz was the Finance Director for Technion Communication, a call center company. He established the Company's international operations in Colombia and Barbados, and successfully transferred over $10M of business out of the U.S. to those locations.  Prior to his tenure at Technion Communication, Mr. Abramowitz worked 5 years at General Electric where he held different positions in Finance.  Mr. Abramowitz graduated in Finance from Boston University and completed GE's financial management program.

Mr. Abramowitz no longer serves as a corporate director.

Term of Office

The officers of the Company hold office until their successors are elected and qualified or until their death, resignation or removal.

Family Relationships

Ilia Lekach is the father of Isaac Lekach.

Code of Ethics

On July 23, 2008, the Company adopted a Code of Ethics as required by Section 406 of the Sarbanes Oxley Act.

Audit Committee and Financial Expert

The Company does not have a formal audit committee. Our Board of Directors as a group acts in the capacity as the audit committee. There were no audit committee meetings held during 2008. Financial information relating to the audited financial statements for the years ended December 31, 2008 and 2007 were provided to each member of the board in which any concerns by the members were directed to management and the auditors.

We currently do not have an audit committee.

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

At December 31, 2008 we were not in compliance with Section 16(a) reporting requirements.   For the fiscal year ended December 31, 2011 we were not in compliance with Section 16(a) of the Securities Act.

ITEM 11. EXECUTIVE COMPENSATION

We currently have no formalized guidelines with respect to establishing compensation levels for our officers. Our Board will meet on an “as  needed” basis to evaluate compensation issues.  Our compensation philosophy will be based on our belief that our compensation programs should: be aligned with stockholders’ interests and business objectives; reward performance; and be externally competitive and internally equitable. We seek to achieve three objectives, which serve as guidelines in making compensation decisions:

(1)	Providing a total compensation package which is competitive and therefore enables us to attract and retain, high-caliber executive personnel;
(2)	Integrating compensation programs with our short-term and long-term strategic plan and business objectives; and
(3)	Encouraging achievement of business objectives and enhancement of stockholder value by providing executive management long-term incentive through equity ownership.

We anticipate that our compensation program  will consist of three key elements:

●	A base salary;
●	A performance bonus; and
●	Periodic grants and/or options of our common stock.

Base Salary.  Our officers will receive compensation based on such factors as competitive industry salaries, a subjective assessment of the contribution and experience of the officer.

Performance Bonus.  A portion of each officer’s total annual compensation will be in the form of a bonus.  All bonus payments to officers.

Stock Incentive.  Stock options are granted to executive officers based on their positions and individual performance.  Stock options provide incentive for the creation of stockholder value over the long term and aid significantly in the recruitment and retention of executive officers.
Our Board has not established any quantifiable criteria with respect to the level of compensation, stock grants or options. Rather, the Board will evaluate  cash, stock grants and stock options paid to similarly situated companies after consideration of the Company’s financial condition.

With respect to stock grants and options issued to the Company’s officers and directors, we consider an overall compensation package that includes both cash and stock based compensation which would be in line with the Company’s overall operations and compensation levels paid to similarly situated companies.

Retirement Benefits

We currently do not offer any type of retirement savings plan for our executive officers, directors or employees.

Perquisites

None of our executive officers have perquisites in excess of $10,000 in annual value.

Severance Benefits

We currently do not offer any type of severance program for our executive officers or employees. As we expand our operations,  we may implement such a plan to preserve employee morale and productivity and encourage retention in the face of the disruptive impact of an actual or rumored workforce reduction or a change in control of our company.

Employment Agreements

On July 31, 2008 we entered into employment agreements with three of our executive officers, as follows:

Ilia Lekach

Under the terms of this agreement, Mr. Lekach is being employed as the Chairman and Chief Executive Officer of the Company until June 30, 2013. Mr. Lekach will be paid a base salary of $500,000 per annum, provided that the salary to be paid will be reduced to $28,000 until (i) notice by Mr. Lekach that the salary be restored to the original agreed on amount or (ii) a change in control of the Company. The salary is subject to an automatic increase of 5% and bonuses including stock options, may be granted at the discretion of the Company’s board of directors based on an annual review. The agreement includes standard non-disclosure and other provisions and a non-compete covenant for a period ending six months after termination of employment.

Mr. Lekach ‘s salary in 2011 was $28,000.

Jeffrey Geller

Under the terms of this agreement, Mr. Geller is being employed as the President and Chief Operating Officer of the Company until June 30, 2013. Mr. Geller will be paid a base salary of $450,000 per annum, provided that the salary to be paid will be reduced to $360,000 until (i) notice by Mr. Geller that the salary be restored to the original agreed on amount or (ii) a change in control of the Company. The salary is subject to an automatic increase of 5% and bonuses including stock options, may be granted at the discretion of the Company’s board of directors based on an annual review. The agreement includes standard non-disclosure and other provisions and a non-compete covenant for a period ending six months after termination of employment.

Mr. Geller is no longer employed by the Company and this agreement has been terminated without further liability.

Jonathan Abenhaim

Under the terms of this agreement, Mr. Abenhaim is being employed as Senior Vice President of the Company until June 30, 2011. Mr. Abenhaim will be paid a base salary of $130,000 per annum. The salary is subject to an automatic increase of 5% and bonuses including stock options, may be granted at the discretion of the Company’s board of directors based on an annual review. The agreement includes standard non-disclosure and other provisions and a non-compete covenant for a period ending six months after termination of employment.

Mr. Abehaim is no longer employed by the Company and this agreement has been terminated without further liability.

Summary of Cash and Certain Other Compensation

The table below summarizes the total compensation paid or earned by the Company’s Chief Executive Officer, and two other most highly compensated executive officers for the years ended December 31, 2008 and 2007.  In accordance with the rules of the Securities and Exchange Commission, the table omits columns that are not relevant.

Name Principal	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards (1)	Option Awards (2)	Non Equity Incentive Plan ($)	Non Qualified Deferred Comp ($)	All other	Total ($)

Ilia Lekach	2007	23,629							$23,629
	2008	28,000							$28,000

Jeffrey Geller(1)	2007	360,000							$360,000
	2008	360,000							$360,000

Yonathan Feldman	2007	130,000							$130,000
	2008	-0-							-0-

Michael Labinski	2007	-0-							-0-
	2008	69,231							$69,231

Jonathon Abenhairm	2007	-0-							-0-
	2008	130,000							$130,000

For 2012, the annual salary for Ilia Lekach is $21,000. No salaries for 2012, were attributable to Isaac Lekach or Rudford Harmon.

DIRECTOR COMPENSATION

None of our directors have received compensation for serving on our Board of Directors.  We do reimburse our directors for attendance at our Board meeting and other expenses that they incur on our behalf.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of December 31, 2008  regarding the beneficial ownership of our Common Stock by (i) each of our executive officers and directors; (ii) all executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock. The percentage ownership in this table is based on 20,167,921 shares issued and outstanding as of December 31, 2008.

DIRECTORS AND EXECUTIVE OFFICERS

	Shares Beneficially Owned (3)	Percentage of Shares Beneficially Owned
Executive Officers and Directors:
Ilia Lekach (1)(2)	13,347,000	66.2%
Jeffrey Geller	450,000	2.2%
Jonathan Abenhaim	180,000	*
Michael Labinski	-	-
Joseph Bouhadana	-	-
Neil Florin	-	-
Michael Abramowitz	-	-
All directors and named executive officers as a group (7 persons)	13,977,000	69.3%
———————
*	Less than one percent.

(1)	Includes 7,200,000 shares owned by IZJD Corp. Mr. Lekach holds voting power over the shares held by this entity.

(1)           Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract,  arrangement,  understanding, relationship,  or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares;  and (ii) investment power, which  includes the power to dispose or direct the  disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example,  persons  share the power to vote or the power to dispose  of  the  shares).  In  addition,   shares  are  deemed  to  be beneficially  owned by a person if the person has the right to acquire  the  shares (for example, upon exercise of an option) within 60 days of the date as of which the  information  is  provided.  In  computing  the  percentage ownership  of any  person,  the amount of shares outstanding  is deemed to include  the amount of shares  beneficially  owned by such person (and only such  person) by  reason of these  acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.    As of  December 31,  2008 there were 20,167,921shares of our common stock issued and outstanding.

At December 31, 2008, the address of each beneficial owner is in care of the Company, 1250 East Hallandale Beach BLVD., #402, Hallanddale FL 33009. Unless otherwise indicated, we believe that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock that they beneficially own.

                (2)           Mr. Lekach currently owns 6,147,000 shares of our common stock.

(3)           These shares have not been adjusted for the Company's 20 for 1 Reverse Stock Split.

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

The Company purchases a portion of its inventories from an entity that is owned by relatives of the Company.  In addition, sales were made to an entity that is owned by a shareholder of the Company  and  to a Company that is  owned by an individual  that also owns a company, together with the chairman CEO principal shareholder.  No such transactions occurred in 2007.

During 2008, the Company entered into a licensing agreement to license the Adrenalina mark with a company that is owned by the wife of the Company’s chairman CEO principal shareholder and received $100,000, of which $50,000 was recorded as revenue and $50,000 was recorded as deferred revenue.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Goldstein Schechter Koch, PA (“GSK”) has served as the Company’s independent certified public accounting firm since fiscal 2005. GSK did not provide services to the Company from November 11, 2008 until June 16, 2011, the date GSK was rehired.

The aggregate fees billed by GSK for fiscal years 2008 and 2007 are as follows:

	Year Ended December 31,
	2008	2007
Audit Fees (a)	$218,000	$155,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

          The following report and financial statements are filed together with this Annual Report.

•	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
•	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2008 and 2007 (restated)
•	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 (restated)
•	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 (restated)
•	CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY DEFICIENCY (restated)
•	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b)           Index to Exhibits

23.1	Consent of Auditor consent Independent Registered Public Accounting Firm

31.1	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 .1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32 .2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirement of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ADRENALINA

Date: March 15, 2012

By:	Ilia Lekach
Ilia Lekach, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Adrenalina and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Ilia Lekach	Director, CEO, CFO	March 15, 2012
Ilia Lekach	(Principal Executive Officer and Principal
Financial and Accounting Officer)

ADRENALINA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Adrenalina and Subsidiaries
Hallandale Beach, Florida

We have audited the accompanying consolidated balance sheets of Adrenalina and subsidiaries (the “Company” or “Adrenalina”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, equity (deficiency), and cash flows for each of the years in the two year period ended December 31, 2008. Adrenalina’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Adrenalina as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 16 to the consolidated financial statements, errors were discovered by management during 2008 relating to the accounting for deferred rent as of and for the year ended December 31, 2007. Accordingly, the consolidated balance sheet as of December 31, 2007 and the Statements of Operations, Equity (deficiency) and Cash Flows for the year then ended December 31, 2007 have been restated to reflect corrections to previously reported amounts.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss of approximately $12,000,000 and $5,300,000 in 2008 and 2007. Additionally, the Company has an accumulated deficit of approximately $20,900,000 and $8,908,000 at December 31, 2008 and 2007 and is currently unable to generate sufficient cash flow to fund current operations. These conditions, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Goldstein Schechter Koch, P.A.

Coral Gables, Florida
March 14, 2012

ADRENALINA
Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
		(Restated)
Assets
Current Assets:
Cash and cash equivalents	$278,366	$444,843
Investments in securities available for sale	-	27,773
Accounts receivable, net	160,316	35,197
Merchandise inventories	1,504,127	1,678,937
Film costs, net	-	96,800
Prepaid expenses and other current assets	64,300	211,621

Total Current Assets	2,007,109	2,495,171

Deferred loan costs, net	551,422	643,027
Property and equipment, net	7,400,816	4,963,921
Intangible assets, net	132,559	248,444

	8,084,797	5,855,392

Total Assets	$10,091,906	$8,350,563

Liabilities and Shareholders’ (Deficiency) Equity

Current Liabilities:
Accounts payable and accrued liabilities	$2,123,127	$1,063,791
Accrued rent	828,412	43,134
Deferred lease incentive	1,848,236	-
Loan Payable	240,000	-
Current portion of Related party and shareholder notes	1,446,316	399,930
Current portion of convertible debentures, net of discount of $1,693,831	139,505	-

Total Current Liabilities	6,625,596	1,506,855

Long-Term Liabilities:
Deferred rent	579,801	50,702
Long term related party and shareholder notes	3,330,200	3,294,267
Convertible debenture net of discount of $4,456,749 and $2,924,891 at December 31, 2008 and 2007, respectively	367,061	75,109

Total Long-Term Liabilities	4,277,062	3,420,078

Commitments and contingencies

Shareholders’ Equity (deficiency)
Common stock, $0.001 par value per share; authorized 3,500,000 shares, issued and outstanding for 2008 and 2007; 1,008,396 and 972,650 respectively.	1,008	973
Preferred stock, $0.001 par value per share, authorized 5,000,000 shares, -0- issued and outstanding for 2008 and 2007	-	-
Additional paid-in capital	20,108,557	12,330,844
Accumulated deficit	(20,920,317)	(8,908,187)

Total Shareholders’ Equity (deficiency)	(810,752)	3,423,630

Total Liabilities and Shareholders’ Equity (deficiency)	$10,091,906	$8,350,563

See accompanying notes to the consolidated financial statements.

ADRENALINA
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007

	2008	2007
		(Restated)

Revenues:
Merchandise sales	$5,066,149	$2,401,205
Entertainment - related party	-	282,219
Entertainment - other	163,923	383,804
Publishing	201,181	186,647

Total Revenues	5,431,253	3,253,875

Cost of Revenues:
Merchandise	3,052,754	1,451,341
Entertainment licensing fees	56,235	488,265
Production	253,889	328,422

Total Cost of Revenues	3,362,878	2,268,028

Gross Profit	2,068,375	985,847

Operating Expenses:
Payroll and employee benefits	2,566,477	2,100,790
Occupancy expense	2,882,632	1,392,029
Marketing and advertising expense	144,840	530,354
Professional fees	840,958	443,139
Other selling, general and administrative	628,990	330,161
Amortization of film costs	104,800	1,008,416
Depreciation	529,758	320,324
Total Operating Expenses	7,698,455	6,125,213

Other (Income) and Expenses
Interest income	(2,577)	(15,387)
Realized (gain) loss on sale of investments	67,740	(19,522)
Interest expense	3,181,886	162,779
Impairment loss	1,531,014	-
Loss on deemed extinguishment of convertible debt	1,603,987	-

Total Other (Income) and Expenses	6,382,050	127,870

Net Loss	$(12,012,130)	$(5,267,236)

Net loss per share	$(12.07)	$(5.77)

Weighted average common shares used in calculation per share data	995,114	913,137

See accompanying notes to the consolidated financial statements.

ADRENALINA
Consolidated Statements of Stockholders' Equity (Deficiency)
For the Years Ended December 31, 2008 and 2007
(Gives effect for 20 for 1 reverse stock split)

	Members' Equity	Common Shares	Common Stock	Additional Paid In Capital	Accumulated Deficit	Total Equity (Deficiency)

Balance at January 1,2007	$8,978,817	-	$-	$-	$(3,640,951)	$5,337,866
Issuance of common stock for services		17,650	353	352,647		353,000
Issuance of warrants and beneficial conversion feature related to convertible debt				3,000,000		3,000,000
Effect of reverse acquisition	(8,978,817)	955,000	19,100	8,959,717		-
Net loss, previously reported					(5,798,664)	(5,798,664)
Restatement for overstatement in rent expense					531,428	531,428
Net loss, restated					(5,267,236)	(5,267,236)
Retroactive effect of reverse stock split			(18,480)	18,480
Balance at December 31, 2007,restated	$-	972,650	$973	$12,330,844	$(8,908,187)	$3,423,630

Issuance of warrants and beneficial conversion feature related to February and August convertible debt issuances		-	-	3,256,941	-	3,256,941

Issuance of common stock and warrants for cash		28,333	567	549,433	-	550,000

Issuance of common stock in exchange for liquidated damages on convertible debt		7,413	148	269,852	-	270,000

Private placement commission paid				(32,000)	-	(32,000)

Share-based compensation				4,341	-	4,341

Issuance of warrants and beneficial conversion feature related to deemed extinguishment of convertible debt				6,150,581		6,150,581

Redemption of beneficial conversion feature as a result of deemed extinguisment of convertible debt				(2,422,115)		(2,422,115)

Net loss	-		-	-	(12,012,130)	(12,012,130)

Retroactive effect of reverse stock split			(680)	680		-

Balance at December 31, 2008	-	1,008,396	$1,008	$20,108,557	$(20,920,317)	$(810,752)

See accompanying notes to the consolidated financial statements.

ADRENALINA
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007
		(Restated)
Cash from Operating Activities:
Net loss	$(12,012,130)	$(5,276,236)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization and impairment loss	2,173,997	1,307,516
Amortization of deferred loan costs	331,605
Gain on sale of investments	67,740	(19,522)
Amortization of discount on convertible debenture and liquidating damages	2,429,342	75,109
Loss on deemed extinguishment of convertible debt	1,603,987
Deferred compensation expense	4,341	-
Changes in assets and liabilities:
Accounts receivable	(125,119)	144,179
Merchandise inventories	174,810	(878,936)
Film costs	-	(573,385)
Prepaid expenses and other assets	147,321	10,404
Accounts payable and accrued liabilities	1,216,442	489,563
Accrued rent	785,278	43,134
Deferred lease incentive	1,848,236	-
Deferred rent	529,099	50,702

Total Adjustments	11,187,079	648,764

Net Cash Used in Operating Activities	(825,051)	(4,627,472)

Cash Flows from Investing Activities:

Purchase of investments, at fair value	(3,649,938)	(2,182,020)
Proceeds from investments	3,606,968	2,173,769
Repayment of related party and shareholder notes receivable	-	1,492,534
Purchase of property and equipment, net	(4,398,208)	(2,842,190)

Net Cash Used in Investing Activities	(4,441,178)	(1,357,907)

Cash Flows from Financing Activities:
Proceeds from related party and shareholder notes	2,353,749	3,479,621
Repayment of related party and shareholder notes	(1,271,430)	(35,000)
Proceeds from loans payable	610,459	-
Repayments of loans payable	(370,459)	-
Proceeds from convertible debentures	3,500,000	3,000,000
Proceeds from issuance of common stock, net of fees	517,433	-
Deferred loan costs	(240,000)	(312,200)
Net Cash Provided by Financing Activities	5,099,752	6,132,421

Net Decrease in Cash and Cash Equivalents	(166,477)	147,042

Cash and Cash Equivalents – Beginning of Year	444,843	297,801

Cash and Cash Equivalents – End of Year	$278,366	$444,843

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$176,121	$27,452

Supplemental Disclosure of Non-Cash Information:
Issuance of warrants with convertible debt and effect of beneficial conversion feature, net of effect of extinguishment	$834,826	$3,000,000
Issuance of warrants and beneficial conversion feature	$6,150,581	$-
Issuance of common stock for services	$-	$353,000
Issuance of common stock for liquidating damages	$270,000	$-
Interest capitalized	$100,825	$-
Accrued interest reclassified to convertible debt	$157,146	$-

See accompanying notes to the consolidated financial statements.

ADRENALINA
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

Note 1 — Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business and Basis of Consolidation

Adrenalina  Incorporated (the “Company” or “Adrenalina”), f/k/a LQD Adrenalina, LLC, a privately-held Limited Liability Company is now  headquartered in Hallandale Beach, Florida.

Basic Services, Inc. (“BSI”), a Nevada corporation, was organized March 28, 2007 (Date of Inception) and incorporated as a subsidiary of Eaton Laboratories, Inc., ("Eaton"), also a Nevada corporation. On March 30, 2007, BSI's parent corporation, Eaton entered into an Acquisition Agreement and Plan of Merger ("Agreement") with Hydrogen Hybrid Technologies, Inc. ("HHT"), a privately-held Canadian corporation. Pursuant to the terms of the Agreement, HHT acquired Eaton, and Eaton agreed to spin off its wholly-owned subsidiary, Basic Services, Inc. On April 30, 2007, the record shareholders of Eaton received one unregistered, par value $0.001, share of Basic Services, Inc. common stock for every share of Eaton Laboratories common stock owned. The Basic Services, Inc. stock dividend was based on 10,873,750 shares of Eaton common stock that were issued and outstanding as of the record date. The spin off did not include any stock issued to the shareholders of Hydrogen Hybrid Technologies, Inc., who received Eaton shares pursuant to the Agreement with Eaton. Eaton retained no ownership in BSI following the spinoff. Further, BSI was no longer a subsidiary of Eaton.

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

On December 13, 2007, BSI changed its name to Adrenalina.

On September 20, 2010, the Company declared a 20 for 1 reverse split. All share and per share amounts included in the consolidated financial statements have been adjusted retroactively.

During 2008, the Company primarily focused on it retail operations while maintaining a small portion of its  media and entertainment operations. During 2011, the Company changed its focus to enter into the perfume distribution business. (see Notes “Subsequent Events ”,  "Related Parties").

The company which is headquartered in South Florida operates in Latin America and throughout the United States. Adrenalina’s operations are concentrated in three lines of business:

Merchandise Sales: extreme sports and adventure themed stores located in regional shopping malls, principally in Florida.

Publishing: extreme sports and music oriented periodical publishing and distribution

Entertainment: theatrical and TV film and music production and distribution

Revenues from publishing and entertainment are not significant.

The consolidated financial statements include the company and all wholly-owned subsidiaries. All intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

ADRENALINA
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

Significant estimates inherent in the preparation of the accompanying consolidated financial statements include accounting for inventories, rent, depreciation and amortization, film costs, goodwill, barter transactions, business combinations, the beneficial conversion feature on the convertible debenture, warrants, deferred rent, loan costs and contingencies.

Inventories

The Company’s retail inventories of approximately $1.5 million  as of December 31, 2008 is comprised primarily of extreme sports and adventure life-style equipment and clothing, which are valued at the lower of cost or market using the weighted average cost method that approximates the first-in, first-out (“FIFO”) method.

During the 4th quarter of 2008 and the 1st quarter of 2009, the Company began to experience the negative impact from the economic recession, which significantly reduced its retail sales. Accordingly, at December 31, 2008, inventory has been written down to its estimated net realizable value, and the results of operations for 2008 include a corresponding charge of $241,000. At December 31,2007, such amounts were not material.

Film Costs

The Company accounted for film costs, as well as related revenues (“film accounting”), in accordance with the guidance in SOP 00-2, that requires the exercise of judgment related to the film’s ultimate revenues..

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

Prior to release, management bases its estimates of ultimate revenues for each film on factors such as the historical performance of similar films, the star power of the lead actors and actresses, the rating and genre of the film. Management updates such estimates based on information available on the progress of the film’s production and, upon release, the actual results of each film. Changes in estimates of ultimate revenues from period to period affect the amount of film costs amortized in a given period and, therefore, could have an impact on the financial results for that period. A failure to adjust for a downward change in ultimate revenues estimates could result in the understatement of capitalized film costs amortization for the period. The Company recorded film cost amortization of  approximately $96,800 and  $1,008,000, at December 31, 2008 and 2007, respectively. Included in film cost amortization for 2007 are film impairments primarily related to pre-release films of approximately $527,000.

ADRENALINA
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

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

ADRENALINA
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

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

Accounts Receivable

Accounts receivable, including credit card receivables, represent amounts currently due to the Company under contractual obligations or for services performed. When necessary, the Company evaluates and maintains an allowance for these accounts to reduce such balances to the amount deemed collectible. At December 31, 2008 and 2007 the Company recorded an allowance for doubtful accounts of approximately $6,500 and $2,100, respectively.

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

ADRENALINA
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

Investments in Securities Available for Sale

The Company's investments in marketable securities are classified as available for sale, reported at fair market value, and unrealized gains and losses (if any) would be reported as a component of other comprehensive income. Recognized gains and losses from sales of marketable securities or permanent declines in value, if any, are reported in other income and expense as incurred. As of December 31, 2007, the difference between the costs and fair value of these securities was not material to the financial statements.

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

During the 4th quarter of 2008 and the  1st quarter of 2009, the Company began to experience the negative impact from the economic recession, which significantly reduced its  retail sales and the net income. Accordingly, at December 31, 2008 it was determined that property and equipment and the Adrenalina trademark were impaired by approximately $ 1,500,000. Results of operations  for 2008 include a corresponding charge of approximately  $1,500,000.

Warranty Cost

The products sold in the Company’s stores are covered by various manufacturer warranty provisions. The Company generally does not record a liability for defective products refunds or claims. Warranty expense and product returns were not material to the consolidated financial statements.

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

ADRENALINA
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

Revenue Recognition

Merchandise Sales

Revenue for sales of merchandise is recognized when merchandise is sold and delivered to the customer. Merchandise sales also include income from its point-of-sale entertainment attraction, the Flow Rider ®. Revenue, from the FlowRider ® is recorded at the time services are provided to the customer.

Entertainment

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

During the years ended 2007, the total value of the recorded barter transactions was $337,600; no such transaction occurred in 2008.

Publishing

Magazine advertising revenues are recognized at the magazine cover date. Magazine sales revenues are primarily generated from bulk orders from retail outlets such as newsstands, supermarkets and convenience stores. Revenues from these sales are recorded when the magazines are placed with the vendor, less an allowance for returns.

Gift Cards

Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote. At December 31, 2008 and 2007 the Company had recorded gift card liabilities of approximately $74,000 and $43,000, respectively.

Shipping Costs

Shipping and handling costs, generally related to merchandise sales over the internet, are included in cost of revenues. Shipping and handling costs invoiced to customers, if any, are included in revenues.

ADRENALINA
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

Advertising Costs

The Company expenses advertising costs when incurred. Advertising expense paid to third parties during the years ended December 31, 2008 and 2007  was $116,847 and  $127,306 , respectively. Additionally the Company included in advertising expense bartered transactions with broadcasters, whereas the Company provides its film for broadcast and receives in return air time which is used to promote their products. During the years ended December 31, 2008 and 2007,  the Company received 0 and 884 minutes, respectively of ad space valued at $252,000, in 2007. These costs and associated revenues are recorded in the consolidated statement of operations.

Convertible Debentures

The Company issued  convertible debentures with detachable warrants during 2008 and 2007. The convertible debentures contain  beneficial conversion features whereby the conversion feature was “in the money”. In accordance with guidance supplied by FAS Codification Section 470 the beneficial conversion feature was valued as the difference between the effective conversion price (computed by dividing the relative fair value allocated to the convertible debt by the number of shares the debt is convertible into) and the fair value of the common stock multiplied by the number of shares into which the debt may be converted.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

Earnings per share

Basic and diluted loss per common share have been computed by dividing the losses applicable to common stock by the weighted average number of basic and diluted common shares outstanding. The Company’s basic and fully diluted EPS calculation for fiscal years 2008 and 2007 are the same as the increased number of shares that would be included in the dilutive calculation from assumed exercise of common stock equivalents would have been antidilutive as a result of the net loss in each of the years shown. The potential dilution of the convertible debt, warrants and options for 2008 and 2007 is approximately 1,038,500 and 335,000 shares, respectively.

ADRENALINA
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

Accounting for Troubled Debt Restructurings

Upon our debt modification in December  2008, we first reviewed the modification to determine if it constituted a troubled debt restructuring. A restructuring of a debt constitutes a troubled debt restructuring if the creditor, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would not otherwise consider.  A creditor is deemed to have granted a concession if the debtor's effective borrowing rate on the restructured debt, after giving effect to all the terms of the restructured debt, including any new or revised sweeteners such as exercise price of warrants or a reduced conversion price is less than the effective borrowing rate of the old debt immediately before the restructuring.

To determine if the note holders granted us a concession as a result of the Amendment and Waiver, we determined a weighted average effective interest rate of the old aggregate debt immediately before the restructuring by using the respective stated interest rates in effect prior to the Amendment   plus the respective effective interest rates used for amortization of discounts and issue costs.  We then determined the respective total cash flows under the new terms of each note and solved for the discount rate that equated these cash flows to the aggregate carrying value of the old debt at December 24, 2008.   We determined that the weighted average effective rate on the new restructured debt was not less than that of the old debt, and, therefore, concluded that a concession was not considered to have been granted to us and that troubled debt accounting provisions do not apply.

Accounting for Debt Modifications and Extinguishments

If a debt modification is deemed to have been accomplished with debt instruments that are substantially different, the modification is accounted for as a debt extinguishment, whereby the new debt instrument is initially recorded at fair value, and that amount is used to determine the debt extinguishment gain or loss to be recognized and the effective rate of the new instrument.  If the present value of the cash flows under the terms of the new debt instrument is at least ten percent different from the present value of the remaining cash flows under the terms of the original instrument, the modification is deemed to have been accomplished with debt instruments that are substantially different. Any fees paid by the debtor to the creditor are associated with the extinguishment of the old debt instrument and are included in determining the debt extinguishment gain or loss to be recognized. Costs incurred with third parties directly related to the exchange or modification are associated with the new debt instrument and amortized over the term of the new debt instrument using the interest method in a manner similar to debt issue costs. If a debt extinguishment is deemed to have occurred a gain or loss will be recognized as between the carrying value of the debt and the reaquision cost.

Comprehensive Income

Comprehensive income is generally defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Items that are to be recognized under accounting standards as components of comprehensive income are displayed in statements of shareholders' equity. The Company had no material components of comprehensive income to be reclassified at December 31, 2008 and 2007.

Reclassifications

Certain amounts from prior consolidated financial statements and related notes have been reclassified to conform to current year presentation.

ADRENALINA
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

Note 2 — Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has significant operating losses in 2008 and 2007 which raise substantial doubt about the Company’s ability to continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred net losses of approximately $12,000,000 and $5,267,000 2008 and 2007, respectively. Additionally, the Company has used cash flows in operations of approximately $825,000 and  $4,627,000 in 2008 and 2007, respectively. The operations of the Company have been funded through related party borrowings, contributed capital and the sales of convertible debentures. Management’s plans to generate cash flow during 2009 include expanding the Company’s operations through additional store openings and raising additional capital through debt or equity offerings in an effort to fund the Company’s anticipated expansion. There is no assurance additional capital or debt financing will be available to the Company on acceptable terms. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company continues to have significant continuing liquidity and related issues through the date of issuance of the financial statements and has entered the perfume business as described in Note 15 to address these continuing issues.

Note 3 — Film Costs

 During 2007, the Company invested $500,000 to jointly finance a theatrical film production. The substance of this arrangement is that the Company and other third-party investors own an interest in the film and will share economic results with the film producer. The film was released in February 2008, with minimal public and commercial success. Accordingly, as of December 31, 2007, the Company recorded an impairment loss of $500,000, representing the full amount invested, which is included in amortization of film costs expense in the accompanying consolidated statement of operations.

Total amortization of film costs was approximately $104,800 and $1,008,000 for the years ended December 31, 2008 and 2007, respectively.

Approximately $481,000 of the film costs of released and completed and not released television product were amortized during the year ending December 31, 2007.

Note 4 — Property and Equipment

Major categories of property and equipment are as follows:

	2008	2007
Leasehold improvements	$2,984,878	$2,243,998
Furniture, fixtures and equipment	2,719,769	1,665,759
Software	105,232	90,979
Vehicles	15,000	15,000
Construction in process	793,600	35,929
Deposits on FlowRider® equipment purchase contracts	1,736,338	1,336,500
	8,354,817	5,388,165
Less: accumulated depreciation and amortization	954,001	424,244
Total property and equipment	$7,400,816	$4,963,921

Depreciation expense totaled approximately $530,000 and $320,000 for the years ended December 31, 2008 and 2007, respectively.

The Company reviewed its property and equipment and determined that the undiscounted cash flows of its property and equipment in its stores warranted an impairment review. Accordingly, it determined their fair value and recorded an impairment of approximately $1,429,000.

ADRENALINA
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

Note 5 — Intangible Assets

Trademarks and licensing agreements with indefinite and determinable lives for the year ended December 31, 2008 was as follows:

	Lives	2008
Trademarks:
Adrenalina®	Indefinite	$122,115
Licensing Agreements	5 Years	40,000

Total		162,115
Less accumulated amortization		29,556

		$132,559

The Company anticipates that the future amortization of its licensing rights will approximate $8,000 for the year ended December 31, 2009, and $2,444 for the year ended December 31, 2010. Such amortization is included in amortization costs. Based upon a review of its trademarks the Company determined that an impairment of approximaterly $110,000 occurred.

Note 6 —  Notes and Loans Payable, Shareholders, and Related Parties

	Interest Rates	Amount

Shareholder Note	5%	$3,294,267
Shareholder Loans	0 - 15%	$1,462,249
Related Party Loans	0%	$20,000
		$4,776,516
Less Current Portion:		$1,446,316
Long Term Portion		$3,330,200

The shareholder note  is payable in 35 payments of $94,121, commencing November 1, 2010 at 5%.  The note, with interest must be paid by October 1, 2013.

See long term debt footnote for interest expense.

ADRENALINA
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

Note 7 — Long term Debt

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

At any time during the life of the November and February debentures the holder may convert the debenture into shares of the Company’s common stock at a fixed conversion price of $15.00, subject to adjustment in the event that the Company issues new common stock at a price below the conversion price. Following the effective date of the registration statement filed in connection with the shares, the Company may force conversion of the debentures if the market price of their common stock is at least $55.00 for any 20 out of 30 consecutive trading days. The Company may also prepay these debentures in cash at 115% of the then outstanding principal balance provided there is a registration statement in effect with respect to the shares issuable upon conversion of the debentures.

During August 2008, the Company issued a $1,000,000 5% Senior Secured Convertible Debenture, with quarterly interest payments commencing in September 2008. The principal amount under this debenture is payable in 24 months following the issuance date. The Company may also elect to make principal payments in shares of common stock if there exists an effective registration statement with respect to the shares issuable upon conversion of the Debenture. If the Company elects to make principal payments in common stock, the conversion rate will be the lesser of the then effective conversion price (see below) or 88% of the volume weighted average price for the ten consecutive trading days ending immediately prior to the applicable date a principal payment is due.

At any time during the life of the August debenture the holder may convert the debenture into shares of the Company’s common stock at a fixed conversion price of $30.00, subject to adjustment in the event that the Company issues new common stock at a price below the conversion price. Following the effective date of the registration statement filed in connection with the shares, the Company may force conversion of the debentures if the market price of their common stock is at least $60.00 for any 20 out of 30 consecutive trading days. The Company may also prepay these debentures in cash at 115% of the then outstanding principal balance provided there is a registration statement in effect with respect to the shares issuable upon conversion of the debentures.

These debentures rank senior to all of the Company’s current and future indebtedness and are secured by substantially all of the Company’s assets and were guaranteed by the chairman CEO principal shareholder.

Following the effective date of the registration statement filed in connection with the shares, the Company may force conversion of the debenture if the market price of their common stock is at least $55.00 for any 20 out of 30 consecutive trading days. The Company may also prepay the debenture in cash at 115% of the then outstanding principal balance provided there is a registration statement in effect with respect to the shares issuable upon conversion of the debenture.

To date, there has not been an effective registration statement.

ADRENALINA
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

Convertible debentures

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

In accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the intrinsic value of the beneficial conversion features were recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the instruments. The Company recorded beneficial conversion features related to the August 2008 financing of approximately $412,000. The Company recorded beneficial conversion features related to the November 2007 and February 2008 financing of approximately $1,507,000 and $818,000, respectively. Amortization of the discount from the beneficial conversion features included in interest expense  was approximately $944,000 and $50,000,for years ended December 31, 2008 and 2007, respectively.

Detachable Common Stock Warrants

In connection with the convertible debentures issued during November 2007, February 2008 and August 2008, respectively, the Company issued five-year warrants to purchase 200,000, 166,667 and 16,667 shares of common stock. The exercise price for the November and February issuances was $40.00 and for the August issuance was $30.00. The exercise price of these warrants is subject to full rachet anti-dilution rights in the event that the Company issues securities at less than $27.60 per share. The warrants vested immediately and expire in five years.

The aggregate fair value of these warrants was estimated at approximately $1,493,000, $1,463,000 and $345,000, respectively, based on the Black-Scholes option pricing model using the following assumptions: a risk free rate of 3.89%, 2.10% and 3.14%, respectively, an expected life of 5 years, a volatility factor of 69%, 69% and 85%, respectively and an expected dividend yield of 0%. Amortization of the warrants, included in interest expense was $,1,200,000 and  $25,000 for Years ended December 31, 2008 and 2007, respectively. The effective interest rates ,inclusive of the 5% stated rate, on the November 2007, February 2008 and August 2008 debentures prior to their modification was 45.1%, 44.4% and 29.7%,respectively.

Interest Expense, net

	Year ended	Year ended
	December 31,	December 31,
	2008	2007

Interest expense related to debt	$251,539	$52,997
Interest expense on convertible debt	$271,435	$12,500
Amortization of deferred financing costs	$330,247	$22,173
Amortization of debt discount	$2,159,490	$75,109
Capitalized interest on construction in process	$(100,825)	$-
Liquidating damages on convertible debt	$270,000	$-
	$3,181,886	$162,779

ADRENALINA
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

Maturities of the Company’s long term debt for the next five years are as follows:

2009	$3,566,513
2010	5,001,128
2011	1,129,464
2012	1,129,464
2013	847,095
Total	$11,673,664

As part of the November 2007, February 2008 and August  2008  financing, the Company also entered into a registration rights agreements that requires it to register all of the shares issuable upon conversion of the debentures (calculated by dividing the principal debenture amount by the conversion price) and exercise of the warrants. Since the Company failed to cause the registration statement to be declared effective within 180 days after the closing dates, it became subject to liquidating damages. On August 12, 2008 the Company entered into an agreement with the holders pursuant to which the holders waived any (i) cash payments due as liquidated damages and (ii) default by the Company as a result of the non-effectiveness of the registration statement in consideration for the issuance to them of 7,413 shares of restricted common stock. As such the Company has recorded approximately $270,000 of liquidating damages, which is included in interest expense for year ended December 31, 2008.

In December 2008, the holders of the convertible debt and the Company agreed to modify the terms of the three debt issuances. The terms of each of the 5% Senior Secured Convertible Debentures were modified as follows:

•
November 2007 convertible Note –due date of first principal payment extended to July 1, 2009 from November 29, 2008; the maturity date was extended to December 1, 2010 from May 29, 2010; the stock conversion price was reduced to $10.00 from $15.00. The exercise price of the warrants issued was reduced to $30.00.

•
February 2008 convertible note – due date of first principal payment extended to July 1, 2009 from February 28, 2009; the stock conversion price was reduced to $10.00 from $15.00; the maturity date was extended to December 1, 2010  from May 29,2010. The exercise price of the warrants issued  was reduced to $30.00.

•	August 2008 convertible note-the stock conversion price was reduced from $30.00 to $10.00. The exercise price of the warrants issued was reduced to $30.00.

•	The aggregate accrued but unpaid interest at December 24, 2008 in the amount of $157,146 on the debentures was added to the principal of the respective notes.

This modification is considered  a deemed debt extinguishment for accounting purposes due to the increase of the value of the embedded conversion option on the modification date prior to change in the conversion rate of the debt and the exercise price of the warrants. All existing convertible debt and debt discount  were removed and the company recorded new convertible debt for each of the 3 issuances including accrued interest in the amount of $1,208,000, $3,076,572, $2,563,810, and $1,016,765, respectively.  The aggregate intrinsic  value of the embedded option, $2,422,115, was charged to additional paid in capital.

Debt discount, relating to the beneficial conversion feature included in the new debt issuances and the discount relating to the warrants  were credited to additional paid in capital for the 3 issuances were $3,076,572, $2,563,810 and $510,199, respectively. The aggregate fair value of the warrants was estimated at $1,037,000 and $113,000 respectively based on the Black Scholes option pricing model using the following assumptions: Using a risk free rate of 1.13%, 1.13% and 1.13% respectively for an expected life of 4 years, a volatility factor of .98%, .98% and .98% respectively with a dividend rate of 0%.

The deemed extinguishment resulted in a loss of $1,603,987 which is included in the statement of operation for 2008. The effective modified interest rates for the 3 issuances are 55%, 56% and 36%,respectively.

ADRENALINA
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

Note 8 —Commitments and Contingencies

Operating Leases

The Company’s rent expense amounted to approximately $2.4 million and $1.0 million for the years ended December 31, 2008 and 2007, respectively. The Company has various long-term noncancelable lease commitments certain of which are guaranteed by the principal officer/shareholder of the Company, for its offices, warehouse and stores which expire through 2018. Certain of the Company’s lessors  have provided the Company with a lease incentives of approximately $1.9  million during  2008 which are included in leasehold improvements in the accompanying balance sheet. These lease incentives are commonly referred to as “tenant allowances.”  These incentives have been recorded as a deferred lease incentives on the accompanying balance sheet. The Company records the amortization of lease incentives as a reduction of occupancy expense in the consolidated statements of operations.

The minimum rental commitments under noncancelable long-term operating leases during the next five years are as follows:

2009	$3,700,000
2010	3,900,000
2011	3,900,000
2012	3,900,000
2013	3,900,000
Thereafter	17,300,000
Total	$36,600,000

At December 31, 2008 three retail stores were operating. After December 31, 2008, and as a result of the economic recession and insufficient Company funds for expansion, along with  certain landlords /developers being unable to deliver the retail space to the Company, management curtailed its expansion plans, began the  closure and/or disposition of certain retail stores at various dates through December 31, 2011. In this connection, the  three  retail stores previously mentioned  were subsequently closed,  five retail  stores for which leases were executed as of December 31, 2008, never opened  and two other  retail stores that opened  were subsequently sold/transferred  to a former employee of the Company.  In addition, the Company was able to enter into subsequent settlement agreements relating to certain of these leases, some which required settlement payments. However, for three of its unopened retail stores,  the landlord or developer did not develop the property and/or the construction development never went beyond excavation. The Company has had little and/or  no communication with the landlords regarding these three unopened retail stores. In this connection, management believes and based an opinion of counsel there are no amounts owed for these unopened stores. Subsequently, a new retail store was opened without the FlowRider, which  is operated by certain of the  chairman/CEO principal shareholder's children (see “Subsequent Events ”, "Related Parties"  and Note  "Subsequent Events " footnotes for information   related to these retail stores.

FlowRider ®

Effective April 2007, the Company entered into an exclusive five year agreement to acquire thirty-six FlowRider®, water-themed entertainment units for placement in its future mall-based retail shops in an aggregate amount approximating $21,420,000. The agreement is subject to a performance schedule governing order timing and equipment deposits. Non-refundable deposits aggregated $1,736,338 and $1,336,500 as of December 31, 2008 and 2007, respectively. The Company failed to meet the performance schedule and accordingly, was terminated subsequent to December 31, 2008.

ADRENALINA
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

Litigation

The Company is involved in various claims and legal proceedings in the ordinary course of its business activities. The Company believes that any potential liability associated with the ultimate outcome of these matters will not have a material adverse effect on its financial position or results of operations.

Late filings of  periodic quarterly and annual reports with the Securities and Exchange Commission

The Company is required to file periodic quarterly and annual reports with the Securities and Exchange Commission.  The Company has  not filed any required reports since the quarter ended September 30, 2008.  It is unlikely that the Company will become current with these filing requirements for at least one year or longer, if at all.  Since the Company is not in compliance, the Securities and Exchange Commission may impose sanctions on both the Company and its management including the revocation of the Company’s registration statement.  Should this happen,  there will be no public market in the Company’s securities. The  ability to sell and/or transfer shares of common stock will be extremely limited in which case there   will be loss in the value of any investment. Even if the Company’s files all delinquent reports,  there can be no assurance that the Securities and Exchange Commission or other regulatory body will not impose sanctions.

Since we have not filed the required periodic reports with the Securities and Exchange Commission, past and present shareholders may file an action against the Company, the outcome of which cannot be determined.

The following tables summarize information about stock warrants outstanding and exercisable at December 31, 2008:

	Number of Shares	Weighted- Average Exercise Price

Outstanding at January 1, 2007	—	$—

Issued	200,000	30.00
Exercised	—	—
Cancelled	—	—
Outstanding at December 31, 2007	200,000	30.00
Issued	187,500	30.40
Exercised	—	—
Cancelled	—	—
Outstanding at December 31, 2008	387,500	30.20
Warrants exercisable at December 31, 2007	200,000	30.00
Warrants exercisable at December 31, 2008	387,500	$30.20

ADRENALINA
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

	Stock Warrants Outstanding
Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$30.00	383,333	4.24	$30.00
$45.00	4,167	4.56	$45.00
	387,500	4.32	$30.00

In July 2008 and in connection with the Securities Purchase Agreement to sell shares of common stock (see Related Party Transactions footnote)  the Company issued 83,334 warrants to certain accredited investors. The warrants are exercisable at any time for a period of 5 years at an exercise price of $2.25. The warrants were valued using the Black-Scholes pricing model and resulted in a fair value of $108,387. The fair value of these warrants was recorded as additional paid-in capital and is considered part of the proceeds received from the investors.

Note 9 - Share-Based Compensation and Stock Incentive Plan

On February 28, 2008, the Company granted 1,000 options to certain non-employee directors, to acquire common stock during a five-year period at $30.00 per share. These options vest over a five-year period at the annual rate of 200 shares per year. The fair value of the options at the grant date was determined to be $11,300 and the options are being expensed as share-based compensation over the applicable vesting periods.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	5.0
Expected volatility	97.0%
Risk-free interest rate	2.73%
Dividend yield	0.0%

The expected life of options represented the estimated period of time until exercise based on expectations of future behavior. The expected volatility was estimated using the historical volatility of the Company's stock which management believes is the best indicator at this time. The risk-free interest rate was based on the implied yield available on U.S. Treasury zero coupon issues with an equivalent term. The Company has not paid dividends in the past and does not intend to in the foreseeable future. Included in compensation expense for the twelve months ended December 31, 2008, are $4,341of share-based compensation relating to the options issued in February 2008. The Company did not have any share-based compensation during the twelve months ended December 31, 2007.

In November 2008, the Company's shareholders approved the 2008 Incentive Plan, which has initially reserved 250,000 share of Common Stock for issuance. The 2008 Incentive Plan permits the grant of stock options, restricted stock, restricted stock units and other forms of stock-based compensation to selected persons providing services to the Comany (including non-employee directors). Under the 2008 Incentive Plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not intended to qualify as Incentive Stock Options thereunder.

ADRENALINA
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

Note 10 – Sales of Restricted Common Stock

During April 2008, the Company sold 20,000 shares of its restricted common stock in a Securities Purchase Agreement to an accredited investor, at $15.00 per share.

During July 2008, the Company entered into a Securities Purchase Agreement to sell certain accredited investors 8,334 shares of restricted common stock and 4,167 warrants to purchase shares of common stock at $45.00 per share, for the sum of $250,000. Professional fees paid in connection with a finder’s fee and related legal expenses were $32,000.

During August 2008 the Company issued 7,413 shares of its restricted common stock to an accredited investor in satisfaction of liquidated damages on convertible debentures, valued at $270,000.

Note 11 — Related Party Transactions

Advertising Revenue

During  2007, the Company sold advertising to Parlux, Inc, a company whose former  Chairman and CEO is also the chairman CEO/principal shareholder of Adrenalina.  Advertising revenues amounted to approximately $282,000 in 2007; no such transactions occurred in 2008.

Related Party Notes Receivable

During 2006, the Company advanced $239,300 to an unconsolidated affiliate; this note was repaid during 2007; no such transactions occurred in 2008.

During 2006 and 2007 certain shareholders of the Company provided working capital through short term advances. These advances generally do not bear interest and are payable on demand.

On November 1, 2007, the Company issued a 5%, $3,294,267 note to a shareholder.
Sales and Purchases

The Company purchases a portion of its inventories from an entity  that is  owned by relatives of the Company’s chairman CEO/shareholder.  In addition, sales were made to an  entity  that is owned by a shareholder of the Company  and  to a Company that is  owned by an individual  that also owns a company, together with the  chairman CEO/principal stockholder.  No such transactions occurred in 2007.

ADRENALINA
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

The following is a summary of transactions and balances with related parties as of December 31, 2008:

Sales to related parties	$243,169
Due from related parties	$49,305
Purchases from related parties	$119,601
Due to related parties	$87,404

In addition, during 2008, the Company entered into a licensing agreement to license the Adrenalina mark with a company that is owned by the wife of the Company’s chairman CEO/principal stockholder and received $100,000, of which $50,000 was recorded as revenue and $50,000 was recorded as deferred revenue.

Note 12 — Concentration of Risk

Major Customer

In a prior year, a substantial portion of the Company’s entertainment revenues were  earned from one customer. Revenue from this customer totaled approximately $282,000 or 42% and $1,547,000 or 87%, of entertainment revenues for the year ended December 31, 2007. At December 31, 2007 amounts receivable there were no receivables from this customer.  In March 2007, the Company ended the contract it held with this major customer, accordingly, no such transactions occurred in 2008.

Vendor Concentration

During 2008, no retail inventories supplied by one vendor aggregated over  10% of total purchases. However, one brand aggregated 23% in 2008 of total purchases.

FlowRider ®

Sales for the use of the FlowRider ® amounted to approximately $498,000 and $419,000 for the years ended December 31, 2008 and 2007, respectively. These sales represented 10% and 17 % of merchandise sales and  9%  and 13 % of total revenues for the years ended December 31, 2008 and 2007, respectively.

ADRENALINA
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

Note 13 — Fair Value of Financial Instruments

The fair value of cash and cash equivalents approximates the carrying amount due to the short maturity of those instruments

The fair value of the Company’s debt approximates carrying value based on the Black-Scholes modeling used to determine its value. The fair value of the Company’s accounts receivable, accounts payable, accrued rent and deferred lease incentive approximate their carrying value due to the relatively short maturities.

	2008		2007
(Amount in thousands)	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents	$278	$278	$445	$445
Investments	-	-	28	28
Accounts receivable, net	160	160	35	35

Liabilities:
Accounts payable and accrued liabilities	2,123	2,123	1,107	1,107
Accrued rent	828	828	43	43
Deferred lease incentive	1,848	1,848
Related party loans, loans, convertible debentures and shareholder advances	5,523	5,523	3,769	3,769

ADRENALINA
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

Note 14 — Income Taxes

The deferred tax asset and deferred tax liability comprised the following at December 31:

Deferred tax assets:	2008	2007
U.S. Federal net operating loss carry forward	$1,973,000	$274,600
State net operating loss carry forward	766,000	47,300
Inventory provision	49,000
	2,788,000	321,900
Deferred tax liability:
Deferred rent	(114,000)	-
Depreciation and amortization	(76,000)	(151,400)
	(190,000)	(151,400)

Subtotal	2,598,000	170,500
Less valuation allowance	(2,598,000)	(170,500)
Net deferred tax assets	$-	$-

The Company has fully reserved its net deferred tax assets as of December 31, 2008 and 2007 due to the uncertainty of future taxable income. The Company has Federal and state net operating and state net operating loss carry-forwards that may be applied against future taxable income of approximately $13,900,000 which will expire in various years through  2028.

The timing and manner in which we may utilize the net operating loss carry-forwards in future tax years will be limited by the amounts and timing of future taxable income and the application of ownership change rules under Section 382 of the Internal Revenue Code. At December 31, 2008 and 2007, the Company’s deferred tax assets did not include any tax carry-forwards prior to the change of ownership.

The difference between the tax benefit rate and the statutory benefit rate is as follows:

	December 31,
	2008	2007
Statutory benefit rate	19.675%	19.675%
Change in valuation allowance on net operating loss carry-forwards	19.675%	19.675%
Effective tax benefit rate	-	-

As of January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 Accounting for Income Taxes.” The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense. There was an insignificant amount of interest expense accrued or recognized related to income taxes for 2008 and 2007. There was an insignificant amount of selling, general and administrative expense related to penalties accrued or recognized for the same period. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for the year ended December 31, 2008, or during the prior three years applicable under FIN 48. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

ADRENALINA
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

Note 15 - Subsequent Events

Leases

As a result of the economic recession and insufficient Company funds for expansion, along with certain landlords /developers being unable to deliver the retail space to the Company, management curtailed its expansion plans, began the closure and/or disposition of certain retail stores at various dates through December 31, 2011.  In this connection, three retail stores were opened as of December 31, 2008, two of which were subsequently closed in the third quarter of 2009 and  one closed in the first quarter of 2011.  In addition,  five  retail  stores for which leases were executed as of December 31, 2008, never opened and two other  retail stores that opened, one of which, whose lease  was executed in 2009, were subsequently sold/transferred  to a former employee of the Company in December 2011 and February 2012. In connection with one of the stores that was sold to a former employee, in November 2011, the landlord terminated its lease agreement with the Company, effective December 10,2011. In this connection, the Company was notified that past due rent through that date aggregated approximately $961,000, and rent will continue to accrue until the new tenant pays the full amount of rent. With respect to second store transferred to the former employee, the Company has entered into an informal agreement, which conveys ownership to the former employee. The landlord has not terminated this lease.  An agreement is expected to be executed as soon as the former employee, the Company and the landlord reach an understanding on certain terms. (see "Related Parties" footnotes for information related to these retail stores.)

In addition, the Company was able to enter into subsequent settlement agreements relating to five leases, some which required settlement payments. In this connection, the Company entered into the following settlements; one settlement in the third quarter of  2009 for $80,000,  two settlements in 2010 for $180,000 and two settlements in 2011 for $481,000, all of which were payable at various dates within nine months of the signing of the settlement agreement.

In 2011, a new retail store was opened without the FlowRider, which is operated by certain of the chairman CEO principal shareholder’s children. In 2011, the Company began subletting office space from a Company that is controlled by the chairman CEO principal shareholder.

ADRENALINA
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

FlowRider

In January 2011, the Company sold a FlowRider located in its Tampa store for $300,000. A portion of the proceeds was used to pay a settlement obligation to the purchaser of the convertible debt and property taxes.

Transactions with Related Parties and Significant Agreements

In October 2010, the Company sold 284,739 shares of its common stock for $500,000 to a shareholder of Adrenalina, that also owns a company that is a customer of the Company.

In October 2011, the Company entered into an Exclusive Supplier Agreement for one year with an optional one year renewal period for fragrance components.  In December 2011, the Company sold 200,000 of its   common shares for $500,000 to this supplier.  The common stock is restricted for one year and is redeemable at the option of the investor, at the then market price.

Perfume business

During 2011, the Company changed its focus and entered into the perfume distribution business. In December 2011, the Company completed a fictitious name filing in Florida to begin using the streamlined name “ ID Perfumes” as one of its preliminary  steps  of a larger effort to enhance the Company’s image and build brand name recognition.  In this connection, the Company has entered into contracts with suppliers and performing artists in anticipation of launching perfume fragrance brands  as more fully described below:

Exclusive License Agreements

In July 2011, the Company entered into an exclusive fragrance licensing agreement to develop, manufacture and distribute fragrances under the Selena Gomez trademark. The Company anticipates releasing these fragrance products in the 2nd quarter of 2012. The initial term of the agreement expires in 2016, and is renewable for an additional five-year term if certain sales levels are met. The Company must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. Payment of the minimum royalties is guaranteed by the chairman CEO principal shareholder and by other companies that he controls.

In January 2012, the Company entered into an exclusive fragrance licensing agreement to develop, manufacture and distribute fragrances under the Adam Levine trademark.  The Company anticipates releasing these fragrance products in the  1st  quarter of 2013. The initial term of the agreement expires in 2018, and is renewable for an additional five-year term if certain sales levels are met. The Company must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume.

ADRENALINA
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

Manufacturing, Supplier and Distribution Agreements

In July 2011, Adrenalina entered into an exclusive supplier agreement for one of its product lines with a company that is controlled by the chairman CEO principal/shareholder. The agreement provides that the Company will be the exclusive fragrance supplier to the affiliate through August 2016 and the selling price to this affiliate will be the same price that the Company pays its fragrance, as defined. Also, in July 2011, the Company entered into a rebate and supplier agreement for the purchase of one of its fragrance products through 2016. The agreement provides, in part for rebates based upon sales volumes, as defined.

In November 2011, the Company entered into a manufacturing agreement. In accordance with the agreement, the vendor is entitled to a manufacturing management fee equal to a percentage of cost of goods sold, with a pre-defined  minimum fee . Also, in November 2011, the Company entered into a distribution agreement with the same company that manufacturers  its fragrance products.  The agreement provides for this vendor to provide warehouse, logistic and administrative services. In accordance with the agreement, the vendor is entitled to fees, as defined, based on volume of customers processed, per unit costs, hourly rates for assembly, handling, etc. incurred by this vendor.

Both agreements are for one year with an automatic renewal, unless either party provides written notice of termination, as defined. In addition, the Company is required to grant a security interest in the products, as defined, to this vendor.

Transactions with Affiliates

In July 2009, an affiliate that is controlled by the chairman CEO principal shareholder, entered into a five year license agreement to license the Marks on the fragrances and promotional items of the Company's products with automatic renewals for one year periods. Thereafter, the licensor was required to pay a license fee of $100,000 and future royalties equal to five percent of the net sales. The affiliate has guaranteed payment of the minimum royalties for the July 2011 fragrance exclusive license agreement referred to above, had significant transactions with the Company during 2010 and 2011. In the beginning, Adrenalina provided funding for this affiliate. In this connection the following transactions occurred during the startup phase of the affiliate and continued thereafter through December 31, 2011:

Expenses paid on behalf of affiliate and repayments of advances to affiliate	$1,333,000
Cash advances and repayments from the affiliate to the Company	(1,903,000)
Expenses paid by the affiliate on behalf of the Company	(554,000)
Amounts collected by the affiliate on the Company’s behalf	940,000
Other	(13,000)
Amount due affiliate as of December 31, 2011	$(197,000)

The chairman CEO principal shareholder of Adrenalina is also the president of a company that acquired in 2009, the membership interests of Adrenalina’s four media and publishing subsidiaries. In this connection, in October 2009, the Board approved the sale, transfer and conveyance of these subsidiaries, certain assets  and the right to use the  Adrenalina name.  Historically the subsidiaries have been unprofitable and have accumulated deficits through December 31, 2008. One of the children of the chairman CEO principal shareholder owns and operates the affiliate.

Further, the affiliate has signed a five year lease in June 2011 for approximately 1,500 square feet  with the landlord for store premises located in San Diego. The store is used to sell the Company’s sports products and does not have a FlowRider. Transactions relating to the sale of Company’s sports products are recorded in the Company’s books of account and the media related transactions are recorded by the affiliate.  Adrenalina provides funding for this affiliate.

ADRENALINA
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

In this connection, the following transactions occurred during the third quarter of 2009 and continued thereafter through December 31, 2011:

Cash advances by the Company to the affiliate	$297,000
Cash advances and repayments from the affiliate to the Company	(262,000)
Expense paid by affiliate on behalf of the Company	(103,000)
Other	12,000
Net payable due to the affiliate as of December 31, 2011.	$(56,000)

Convertible debt

In October  2010 the company entered into a settlement agreement with the holder of  its outstanding convertible debt of approximately $6,600,000 and related warrants for their satisfaction and cancellation for a consideration of $400,000. Final payment was made in February 2011

Note 16— Restatement of Consolidated Financial Statements

During the year ended December 31, 2008, the Company determined that deferred rent and rent expense had been overstated in 2007.  As a result, occupancy expense and deferred rent decreased by $531,000 for 2007. The effect of the restatement for 2007 was to reduce the net loss and the accumulated deficit by $531,000 and reduce net loss per share by $.03