Form 10-Q
period 2013-03-31
ID Perfumes, Inc.
filed 2013-05-20
CIK 1398235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013.

☐ Transition Report under Section 13 or 15(d) of the Exchange Act For the transition period from ________ to ___________.

ID PERFUMES, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	000-52675	20-8837626
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1250 East Hallandale Beach Blvd. Suite 402
Hallandale, Florida 33009
(Address of principal executive offices)

Phone: 954-454-9978
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☑ No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☑.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes  ☐ No  ☑.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 15, 2013 the registrant's outstanding common stock consisted of 4,115,350 shares, $0.001 par value.

ID PERFUMES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
ID PERFUMES, INC.
Condensed Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$34,332	$316,138
Accounts receivable	285,187	-
Inventory	1,592,836	671,709
Prepaid royalties	41,667	166,667
Prepaid expenses and other current assets	83,131	51,784
Deposits	12,676	64,822
Total Current Assets	2,049,829	1,271,120

Equipment, net	330,196	220,058
Deposits	46,377	46,377
	376,573	266,435

Total Assets	$2,426,402	$1,537,555

Liabilities and Shareholders’ Deficiency

Current Liabilities:
Accounts payable	$1,913,118	$1,496,272
Accrued liabilities	4,565,397	4,215,345
Loan payable	230,000	230,000
Note payable, related party	570,000	-
Debenture payable and related derivative liability	506,300	-
Related party and stockholder notes	2,677,823	2,613,936
Accrued interest payable to related party and stockholder notes	944,711	938,544
Due to affiliate	691,293	1,048,488
Customer deposits	1,872,691	599,034
Customer deposits – related parties	1,595,385	1,241,449
Total Current Liabilities	15,566,718	12,383,068

Commitments and contingencies

Shareholders’ Deficiency
Common stock, $0.001 par value per share; authorized 10,000,000 shares, issued and outstanding 4,115,837 and 4,100,837 at March 31, 2013 and December 31, 2012, respectively	4,115	4,100
Preferred stock, $0.001 par value per share; authorized 5,000,000 shares, -0-issued and outstanding at March 31, 2013 and December 31, 2012, respectively
Additional paid-in capital	24,361,552	24,301,567
Accumulated deficit	(37,505,983)	(35,151,180)

Total Shareholders’ Deficiency	(13,140,316)	(10,845,513)

Total Liabilities and Shareholders’ Deficiency	$2,426,402	$1,537,555

The accompanying notes are an integral part of these unaudited condensed financial statements.

ID PERFUMES, INC.
Condensed Statements of Operations
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	2013	2012

Sales
Sales	$285,498	$-
Sales - related parties	268,478	319,233
	553,976	319,233
Cost of sales	438,420	226,877
Gross Profit	115,556	92,356
Selling, general and administrative expenses	2,422,275	639,543
Operating loss	(2,306,719)	(547,187)

Other income (expense)
Interest expense	(51,927)	(53,428)
Other	3,843	-
	(48,084)	(53,428)

Loss from continuing operations	(2,354,803)	(600,615)

Discontinued operations:
Net loss	-	(194,967)
Loss from discontinued operations	-	(194,967)

Net Loss	$(2,354,803)	$(795,582)

Net loss per share available to Common Stockholders, Basic and Diluted:

Continuing operations	(0.57)	(0.19)
Discontinued operations	-	(0.06)
Net loss per share	$(0.57)	$(0.25)

Weighted average number of common outstanding, Basic and Diluted	4,101,851	3,125,837

The accompanying notes are an integral part of these unaudited condensed financial statements.

ID PERFUMES, INC.
Condensed Statements of Stockholders' Equity (Deficiency)
For the Year Ended December 31, 2012 and the Three Months Ended March 31, 2013
(Unaudited)

					Total
	Common	Common Common	Additional Paid In	Accumulated	Equity (Deficiency)
	Shares	Stock	Capital	Deficit	((Deficiency)
Balance at January 1, 2012	3,125,837	$3,125	$23,223,542	$(30,896,244)	$(7,669,577)

Issuance of common stock for cash	15,000	15	64,985	-	65,000

Issuance of common stock and for
conversion of related party debt	960,000	960	959,040	-	960,000

Share-based compensation	-	-	54,000	-	54,000

Net loss	-	-	-	(4,254,936)	(4,254,936)

Balance at December 31, 2012	4,100,837	4,100	24,301,567	(35,151,180)	(10,845,513)

Issuance of common stock for cash	15,000	15	59,985	-	60,000

Net loss	-	-	-	(2,354,803)	(2,354,803)

Balance at March 31, 2013	4,115,837	$4,115	$24,361,552	$(37,505,983)	$(13,140,316)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ID PERFUMES, INC.
Condensed Statements of Cash Flows
For the Three Months Ended March 31,
(Unaudited)

	2013	2012

Cash from Operating Activities:
Net loss	$(2,354,803)	$(795,582)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	26,762	394
Amortization	125,000	-
Change in fair value of derivative liability	6,300	-
Changes in assets and liabilities:
Accounts receivable	(285,187)	(176,221)
Inventory	(921,127)	(395,717)
Prepaid expenses and other assets	(31,347)	37,985
Deposits	52,146	(25,484)
Assets held for sale	-	(4,160)
Accounts payable	416,846	203,697
Accrued liabilities	350,052	823,653
Accrued interest payable to related party and shareholder notes	6,167	53,428
Customer deposits	1,627,593	171,250
Liabilities held for sale	-	50,374

Total Adjustments	1,373,205	739,199

Net Cash Used in Operating Activities	(981,598)	(56,383)

Cash Flows from Investing Activities:
Purchase of property and equipment, net	(136,900)	-

Net Cash Used in Investing Activities	(136,900)	-

Cash Flows from Financing Activities:
Repayment of related party and stockholder notes	(176,113)	(76,569)
Proceeds from related party and stockholder notes	240,000	-
Proceeds from note payable	570,000	-
Proceeds from debenture payable	500,000	-
Repayment of due to affiliate	(357,195)	125,165
Proceeds from issuance of common stock	60,000	-

Net Cash Provided by Financing Activities	836,692	48,596

Net Decrease in Cash and Cash Equivalents	(281,806)	(7,787)

Cash and Cash Equivalents – January 1	316,138	7,988

Cash and Cash Equivalents – March 31	34,332	$201

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$15,464	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

Note 1 Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Interim Financial Statements

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the condensed financial statements included in the Company’s Registration Statement on Form 10 for the year ended December 31, 2012.

The Company and its Significant Accounting Policies

Business of the Company

ID Perfumes, Inc. (the “Company”) is in the fragrance business, and manufactures and distributes fragrances and fragrance related products. On February 7, 2013, an amendment to the Company’s Articles of Incorporation was signed to change the Company’s name from Adrenalina, Incorporated to ID Perfumes, Inc. The name change more accurately reflects the Company’s ongoing fragrance operations. Through 2008, the Company primarily focused on its’ retail operations while maintaining a small portion of its media and entertainment operations. The retail operations included the sale of active beach and rugged sportswear. In 2009, the Company discontinued its media and entertainment operations to focus on retail operations. On September 30, 2011, the Company formally decided to discontinue its retail store operations that sold active sportswear, and to close, abandon, dispose or sell its assets relating to its retail operations. The Company decided to dispose of its retail stores because it incurred significant operating losses and was unable to sustain a viable business model for the past six years.

All of our prestige fragrance brands are licensed from unaffiliated third parties and our business is dependent upon the continuation and renewal of such licenses. Revenues generated from one such license represented substantially all of our net sales for the first quarter of 2013. No such sales were in the first quarter of 2012.

Use of Estimates

Management Estimates

Management makes assumptions and estimates to prepare financial statements in conformity with accounting principles generally accepted in the United States of America. Those assumptions and estimates directly affect the amounts reported and disclosures included in the financial statements. Actual results could differ from those assumptions and estimates. Significant estimates for which changes in the near term are considered reasonably possible and that may have a material impact on the financial statements are disclosed in these notes to the financial statements.

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid accounts with an original maturity date of three months or less to be cash equivalents. The Company maintains bank accounts in US banks, which at times, may exceed federally insured limits.

Short-Term Investments

From time to time, the Company has short-term investments which consist of marketable securities. It is management’s intention to hold these investments for the short-term. The Company monitors concentrations of credit risk associated with financial institutions with which the Company conducts significant business. The Company believes our credit risk is minimal, as the Company primarily conducts business with large, well-established financial institutions.

Accounts Receivable

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by allowances for sales returns, cooperative advertising and doubtful accounts or balances which are estimated to be uncollectible. Accounts receivable balances are written-off against the allowance for doubtful accounts when they become uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the statement of income when received. We generally grant credit based upon our analysis of the customer’s financial position as well as previously established buying patterns.

In June 2012 the Company entered into a factoring arrangement whereby the Factor agreed to purchase without recourse up to $2 million of the face value of approved retailers’ valid accounts receivable, subject to a 35% reserve. The Company removes such receivables from its financial statements upon sale. Interest is based on the “Prime Rate”. The agreement is for 6 months with renewal provisions. For the first quarter of 2013 and 2012, there was no activity with the Factor. There was no amount due to the Factor at December 31, 2012.

Inventory

Inventory consists of raw materials and finished goods and is stated at the lower of cost or market with cost being determined on the average cost method. The cost of inventory includes product cost and freight charges. Write-offs of potentially slow moving or damaged inventory are recorded based on management’s analysis of inventory levels, future sales forecasts and through specific identification of obsolete or damaged merchandise.

Inventory, including promotional merchandise, only include inventory considered saleable or usable in future periods. Cost components include raw materials and components.

Equipment

Equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives for equipment of three years.

Derivative Instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. This requires the Company to reliably measure the embedded derivatives. If the Company cannot reliably measure the embedded derivatives, they will elect under ASC 815-15-30 not to separate the derivative and to value the Hybrid Financial Instrument at fair value in total.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

Customer Deposits

The Company receives customer deposits in advance of future sales. The deposits are primarily from international clients and distributors. The deposits are recorded as a liability until the sale occurs. At the time of shipment, the deposits are recorded as revenue.

Concentration

The Company is a manufacturer, marketer and distributor of fragrance and fragrance related products, and sells its products to department stores, perfumeries, specialty retailers, mass-market retailers, and domestic and international wholesalers and distributors. The Company grants credit to all qualified customers and does not believe it is exposed significantly to any undue concentration of credit risk.

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

The Company’s largest customer is a chain of retail stores which accounted for 51% of net sales for the first quarter of 2013. There were no such sales in the first quarter of 2012. The Company is dependent upon a limited number of suppliers for its primary components and manufacturing process.

Purchases from three vendors aggregated 66% of total purchases for the first quarter of FY 2013. In addition, another vendor provides 100% of a raw material component in both periods.

Revenue Recognition

Our revenues are derived principally from direct sales to retailers and wholesalers. Our standard arrangement for our customers includes a valid purchase order or contract. We recognize revenues from sale of products when:

●	We enter into a legally binding arrangement with a customer;

●	Products are shipped and the customer takes title and assumes risk of loss;

●	Customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and

●	Collection is reasonably assured.

Sales are reported on a net sales basis, which is computed by deducting from gross sales a reserve for product returns, which includes actual returns to date and an amount established for anticipated product returns, as well as trade allowances. Our practice is to accept product returns from retailers only if properly requested, authorized and approved. In accepting returns, we typically provide a credit to the retailer against accounts receivable from that retailer.

Allowances for estimated returns are provided for when the related sales are recorded. We continually review and revise our sales returns estimates based on actual product returns and recoverability, planned product discontinuances and promotional sales. In the past, returns provisions have been adjusted higher or lower during the course of fiscal year depending on actual results to date and anticipated returns for the remainder of the year. Experience has shown a relationship between gross sales and sales returns in the subsequent period, as well as a consistent pattern of returns due to the seasonal nature of our business. In addition, as necessary, specific accruals may be established for known anticipated events that we have considered and will continue to consider, including the solvency of our customers, store closings by retailers, changes in the retail environment and decisions regarding new and existing products.

We offer trade allowances and other incentives to customers in the normal course of business. We also have arrangements with customers pursuant to our trade terms to reimburse them for a portion of their advertising costs which provide advertising benefits to us or incentivize our retail customers or the end consumer. These arrangements include mark down allowance, cooperative advertising spending, retail marketing and miscellaneous allowances (collectively, “trade allowances”). Trade allowances are provided for based on estimates, including anticipated deductions to be taken by our customers for the trade allowance programs provided to them, and historical experience. Trade allowances cost, if any, are recorded as incurred as an offset against sales in our condensed statements of operation. We also record certain non-cash consideration given to customers for trade allowance programs to cost of sales in our statements of operations. We have not experienced any material differences between the trade allowance accruals and actual trade allowances. Shipping and handling costs are not billed to the customers.

Sales Returns

Retailers may be permitted to return their unsold products. The Company regularly reviews and revises, as deemed necessary, its estimate of reserves for future sales returns based primarily upon historic trends and relevant current data including information provided by retailers regarding their inventory levels. In addition, as necessary, specific accruals may be established for significant future known or anticipated events. The types of known or anticipated events that we have considered, and will continue to consider, include, but are not limited to, the financial condition of our customers, store closings by retailers, changes in the retail environment and our decision to continue to support new and existing products. The Company records estimated reserves for sales returns as a reduction of sales, cost of sales and accounts receivable. Returned products are recorded as inventories and are valued based upon estimated realizable value. The physical condition and marketability of returned products are the major factors we consider in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavorably, from our estimates, if factors such as economic conditions, inventory levels or competitive conditions differ from our expectations. Returns and allowances aggregated $414,000 in the first quarter of 2013. There were no such amounts in the first quarter of 2012.

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

International Sales

All sales are invoiced in U.S dollars and all customer payments are received in U.S. dollars. The Company believes that we are not subject to foreign currency related risks.

Payments to Customers

The Company records revenues generated from sales with gift with purchase (GWP) promotions as sales. Costs of the gifts with purchase are reflected in selling, general and administrative expenses. Certain other incentive arrangements require the payment of a fee to customers based on their attainment of pre-established sales levels. These fees have been recorded as a reduction of net sales.

Segment Reporting

The Company has one reportable segment manufacturer: Distribution of fragrances and fragrance related products. The Company has a small number of customers and accordingly, the chief decision-maker monitors the revenue streams by customer. Operations are managed and financial performance is evaluated on a Company-wide basis, and accordingly, we are managed as one segment, rather than multiple segments for internal purposes and for internal decision making.

Advertising and Promotion

Advertising and promotional costs are expensed as incurred and recorded as selling, general and administrative expenses. Advertising and promotional costs included in selling, general and administrative expenses were $923,000 and $.1 million for the first quarter of 2013and 2012, respectively. Costs relating to gift with purchase promotions that are reflected in selling, general and administrative expenses aggregated $61,000 for the first quarter of 2013; there were no such amounts for the first quarter of 2012.

License Agreements

The Company’s license agreements provide the Company with worldwide rights to manufacture, market and sell fragrance and fragrance related products using the licensors’ trademarks. The licenses typically have an initial term of five years, and are potentially renewable subject to the Company’s compliance with the license agreement provisions. The remaining terms, including the potential renewal periods, range from approximately four years to five years. Under each license, the Company is required to pay royalties of five percent to the licensor, based on net sales to third parties at least quarterly.

Certain license agreements may require minimum royalty payments, incremental royalties based on net sales levels and minimum spending on advertising and promotional activities. Royalty expenses are accrued in the period in which net sales are recognized while advertising and promotional expenses are accrued at the time these costs are incurred.

In addition, the Company is exposed to certain concentration risk. Substantially all of our prestige fragrance brands are licensed and our business is dependent upon the continuation and renewal of such licenses.

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

Stock Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Accounting for Stock Compensation”, which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. Under ASC Topic 718, we recognize an expense for the fair value of our outstanding stock options and grants as they vest, whether held by employees or others.

Accounting and Reporting of Discontinued Operations

As required by the FASB ASC Subtopic 205-20, Discontinued Operations, the sales of certain income producing assets are classified as discontinued operations if (i) the operations and cash flows of the component have been, or will be, eliminated from the ongoing operations of the Company as a result of the disposal transaction and (ii) the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. Certain income-producing properties that are classified as “held-for-sale” under the requirements of ASC Subtopic 205-20 are also treated as discontinued operations. Depreciation on these assets ceases upon their classification as “held-for-sale”.

Impairment

Potential impairments of long-lived assets are reviewed annually or when events and circumstances warrant an earlier review. In accordance with ASC Subtopic 360-10, “Property, Plant and Equipment" impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset’s carrying value.

Contingencies

Loss contingencies are accrued if the loss is probable and the amount of the loss can be reasonably estimated. Legal costs associated with potential loss contingencies are expensed as incurred.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

Earnings Per Share

Basic and diluted loss per common share have been computed by dividing the losses applicable to common stock by the weighted average number of basic and diluted common shares outstanding. The Company’s basic and fully diluted EPS calculation for the quarters ending March 31, 2013 and 2012 are the same as the increased number of shares that would be included in the dilutive calculation from assumed exercise of common stock equivalents and convertible debt would have been antidilutive as a result of the net loss in each of the years shown. The potential dilution at March 31, 2013 and 2012 is approximately 444,850 and 19,850 shares, respectively.

Comprehensive Income

Comprehensive income is generally defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Items that are to be recognized under accounting standards as components of comprehensive income are displayed in statements of shareholders' equity. The Company had no material components of comprehensive income to be reclassified at March 31, 2013 and 2012.

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

Fair Value of Financial Instruments

In accordance with ASC 820, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, and other short-term debt approximates fair value due to the short-term maturity of these instruments. ASC 825, "Fair Value Option" permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable, short-term and related party loans and notes approximate fair value due to the short-term maturity of these instruments. The Company has determined the fair value of convertible debt based on level 3 inputs.

Fair values are not available for the Company's loans from affiliates nor are fair values of similar loans available. The Company assessed that the fair value of this liability approximates its carrying value. The method described above may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. If a readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its method of determining fair value is appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

Non-financial assets such as intangible assets and property, plant, and equipment are measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets in the first quarter of 2013 or fiscal-year 2012.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB for disclosure of subsequent events. The Company evaluates subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB ASC, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users such as filing them on EDGAR.

Operating Leases

The Company’s office lease expires January 31, 2014. The annual lease commitment is $58,400 and $4,900 for 2013 and 2014, respectively. With respect to the Company’s former retail operations, certain leases contained scheduled rent increases, construction allowances and included an initial period of free or reduced rent as an inducement to enter into the lease agreement (“rent holidays”). The Company recognized rental expense for scheduled rent increases, construction allowances and rent holidays on a straight-line basis over the terms of the underlying leases.

Recent Accounting Pronouncements

New accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that we adopt according to the various timetables the FASB specifies. The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

2.  Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has significant operating losses since inception which raise substantial doubt about the Company’s ability to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses of $2.4 million and $.8 million in the first quarter of 2013 and 2012, respectively. The operations of the Company have been funded through loans, related party borrowings, customer deposits, and contributed capital. Management’s plans to generate cash flow during 2013 include expanding the Company’s operations through the introduction of new fragrance lines and raising additional capital through debt or equity offerings in an effort to fund the Company’s anticipated expansion. There is no assurance additional capital or debt financing will be available to the Company on acceptable terms. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

3. Inventories

Inventories consist of the following:

	March 31, 2013	December 31, 2012

Inventories in transit	$413,301	$371,221
Raw materials	710,844	98,426
Finished goods	468,691	202,062
	$1,592,836	$671,709

4.  Equipment

Equipment at March 31, 2013 and December 31, 2012 consists of the following:

	March 31, 2013	December 31, 2012

Equipment	$378,413	$241,513
Less accumulated depreciation	(48,217)	(21,455)

Equipment, net	$330,196	$220,058

Depreciation expense included in continuing operations aggregated $26,762 for the three months ended March 31, 2013. For the three months ended March 31, 2012, the Company had no fixed assets and there was no depreciation expense recorded for the period.

5.  Accrued liabilities

Accrued liabilities consist of the following:

	March 31, 2013	December 31, 2012

Manufacturing fees	$422,603	$422,603
Deferred merchandise credit	621,305	646,808
Accrued retail returns	568,687	508,868
Accrued rent relating to former retail stores	1,385,335	1,385,335
Trade, construction payables and gift cards relating to former retail stores	832,818	849,054
Co-op advertising and product returns	400,176	240,867
Other	334,473	161,810
Total	$4,565,397	$4,215,345

The above table includes approximately $2.2 million for amounts owed to trade and construction vendors and landlords relating to the Company’s former retail business, some of these liabilities are over four years old. The Company has had little or no communication from these vendors or landlords. The Company and its counsel believe that in the future, and as a result of future negotiations, the statute of limitations and other factors, these amounts may be reduced.

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

6. Loan Payable, and stockholder notes

Loan payable

Loan payable was $230,000 as of March 31, 2013 and December 31, 2012 and bears interest at 9% per year.

Related party and stockholder notes

	Interest Rates	March 31, 2013	December 31, 2012

Chairman CEO principal shareholder note (a)	5%	$1,646,159	$1,765,655
Shareholder notes	0 - 12%	901,664	848,281
Related party loans (b)	0%	130,000	-
Total related party and stockholder notes		$2,677,823	$2,613,936

(a)
The chairman CEO principal shareholder note is payable in 35 payments of $94,121, commencing November 1, 2010 at 5%. The note, with interest must be paid by October 1, 2013. Interest expense for the three month period ended March 31, 2013 was $20,900. The Company did not make timely payments and therefore, the note is in default.

(b)	There is no note in connection with the related party loan therefore the balance is shown as current.

The loan payable and all related party and stockholder notes are in default or due in less than one year from the balance sheet dates and are shown as current.

7. Note payable related party

In January 2013, the Company borrowed $570,000 from a company controlled by the Chairman CEO principal shareholder of the Company. The loan is secured by property personally owned by the Chairman CEO principal shareholder and provides for monthly payments of interest only at 10% per year. The loan is due in January 2014.

8. Convertible debenture

On March 8, 2013, the Company issued a $500,000 face value 12% convertible debenture which matures on February 28, 2014. The debenture is convertible into shares of the Company’s common stock at $4 per share. The interest is payable monthly at 12% per annum. At the maturity date, the holder may:

(a)
request repayment in cash of the outstanding principal balance.  If during the term the holder requests payment solely in cash, then the holder will receive an additional $100,000 (the incentive fee), 60 days following the maturity date. No incentive fee will be paid if the holder receives inventory or Company common stock, or

(b)
convert all or any portion of the outstanding principal balance into common stock at the then prevailing conversion ratio. If during the term or at maturity the holder converts 100% of the principal balance, they will be issued an additional 60% of the Company conversion shares.  Additional shares will not be issued unless the holder converts 100% of the principal amount into common shares, or

(c)
request delivery to the holder of $1 million of the Company’s current inventory of marketable, licensed fragrances. The dollar value of the inventory will be based on the Company’s distributor price list as of the maturity date.

As a result of the foregoing options, the Company has elected in accordance with ASC 815-15-30 to make a fair value election for Hybrid Financial Instruments and will initially measure and subsequently measure the instrument at fair value.  At March 31, 2013, the resulting derivative liability ($6,300) and the debenture were valued at $506,300.

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

9.  Commitments and Contingencies

Leases

The Company’s rent expense for its office facilities in Hallandale and other space in Los Angeles amounted to approximately $55,000 and $0 for the first quarter of 2013 and 2012, respectively. In the past, certain of the Company’s lessors provided the Company with lease incentives and were recorded as deferred lease incentives on the balance sheet in prior years. Certain of the Company's lease commitments are guaranteed by the principal officer/shareholder and other family members.

At December 31, 2011, one retail store was operating which was subsequently sold in the third quarter of 2012. During 2009 and 2010, as a result of the economic recession and insufficient Company funds for expansion, along with certain landlords /developers that were unable to deliver the retail space to the Company, management curtailed its expansion plans, began the closure and/or disposition of certain retail stores. Notwithstanding, during 2011 a smaller retail store was opened without the FlowRider, which was operated by certain of the chairman principal shareholder’s children.

On September 30, 2011, the Company formally decided to discontinue its retail store operations that sold active sportswear, and to close, abandon, dispose or sell its assets relating to its retail operations. The Company decided to dispose of its retail stores because it incurred significant operating losses and was unable to sustain a viable business model for the past six years.

In this connection, three retail stores were closed, five retail stores for which leases were executed never opened and two other retail stores that opened, were subsequently disposed, one of which was sold to a company owned by a former employee of the Company and the other store was abandoned. Such former employee is operating the abandoned store. In addition, the Company was able to enter into settlement agreements relating to five leases, some which required settlement payments. In this connection, the Company entered into the following settlements; one settlement in the third quarter of 2009 for $80,000, two settlements in 2010 for $180,000 and two settlements in 2011 for $481,000.

However, for three of its unopened retail stores, the landlord or developer did not develop the property and/or the construction development never went beyond excavation. The Company has had little and/or no communication with the landlords regarding these three unopened retail stores. In this connection, management believes and based an opinion of counsel there are no amounts owed for these unopened stores. With respect to the two stores that were disposed in 2011, both leases were terminated by the landlord and are currently leased by the landlord to the former employee.

Management, and based on the opinion of counsel, believe that the Company is not obligated for any lease payments beyond the termination dates, nor obligated to return the lease incentives or lease concessions previously given to the Company in prior years, which aggregates $12.6 million. Management along with the Company’s counsel believes that any amount or range of a potential liability cannot be reasonably estimated at this time.

License Agreements

The Company is party to a number of license and other agreements for the use of trademarks and rights in connection with the manufacture and sale of its products expiring at various dates through 2018. Future advertising commitments are estimated based on planned future sales for the license terms that were in effect at December 31, 2012, without consideration for potential renewal periods. The amounts set forth below do not reflect the fact that our distributors share our advertising obligations. Royalty expense included in selling, general, and administrative expenses, aggregated $208,333 for the quarter ended March 31, 2013, based on a percentage of net sales or a minimum, as defined. There was no royalty expense for the quarter ended March 31, 2012.

Exclusive License Agreements

In July 2011, the Company entered into an exclusive fragrance licensing agreement to develop, manufacture and distribute fragrances under the Selena Gomez trademark. The initial term of the agreement expires in 2017, and is renewable for an additional five-year term if certain sales levels are met. The Company is required to pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. Payment of the minimum royalties is guaranteed by the chairman CEO principal shareholder and by another company that he controls.

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

On March 21, 2013, the Company received notice that it was in breach of this license. The Company has engaged counsel and is contesting this matter. See Litigation below.

In January 2012, the Company entered into an exclusive fragrance licensing agreement to develop, manufacture and distribute fragrances under the Adam Levine trademark. The initial term of the agreement expires in 2018, and is renewable for an additional five-year term if certain sales levels are met. The Company is required to pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. Payment of the minimum royalties is guaranteed by a company that is controlled by the chairman CEO principal shareholder of the Company.

In connection with certain of these license agreements, the Company is subject to minimum annual advertising commitments, minimum annual royalties and other commitments as follows:

2013	$4,800,000
2014	8,000,000
2015	11,700,000
2016	16,700,000
2017	13,300,000
Total	$54,500,000

The Company has granted a security interest in the licenses in connection with its guarantee of a related party debt.

Manufacturing, Supplier and Distribution Agreements

Effective July 2011, the Company entered into an exclusive supplier agreement for the purchase of raw materials for one of its fragrance products through 2016. The agreement provides, in part for purchase price reduction upon sales volumes, as defined. In this connection, the Company recorded a deferred merchandise credit on the accompanying balance sheet. The Company is recognizing such deferred credit ratably in cost of sales. In February 2013, the agreement was modified to provide that in the event the Company sells or transfer its fragrance licensing rights, it will cause to be included in any subsequent agreement a requirement that the buyer continue to exclusively use this supplier.

In November 2011, the Company entered into a manufacturing agreement whereby the vendor was entitled to a manufacturing management fee equal to a percentage of cost of goods sold, with a pre-defined minimum fee. Also, in November 2011, the Company entered into a distribution agreement with the same company that manufactures its fragrance products. The agreement provides for this vendor to provide warehouse, logistic and administrative services. In accordance with the agreement, the vendor is entitled to a minimum guarantee management fee of $812,500 based on sales and other fees, as defined, based on volume of customers processed, per unit costs, hourly rates for assembly, handling, etc. incurred by this vendor. Both agreements are for one year with an automatic renewal, unless either party provides written notice of termination, as defined. In addition, the Company is required to grant a security interest in the products, as defined, to this vendor. In August 2012, the Company provided written timely notice of termination, and accordingly, the Company received notice that it owes certain minimum fees. In this connection, the Company has recorded $423,000 on the accompanying balance sheets at March 31, 2013 and December 31, 2012. In addition, the Company received notice alleging a breach of the manufacturing agreement. This vendor owns finished goods and components aggregating aggregating approximately $1.7 million at December 31, 2012. The agreement provides that if, the Company does not purchase the finished goods and components within 15 days of termination, the vendor has the right to sell the remaining inventory at wholesale prices. The Company does not believe it owes or is committed to purchase the balance of the remaining finished goods and product components at December 31, 2012, based on its contract terms. Management along with the Company’s counsel believe that any amount or range of a potential liability cannot be reasonably estimated at this time.

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

In March 21, 2013 the Company was informed that the aforementioned supplier filed a lawsuit against the Company. The Company has retained counsel and is contesting this matter. See Litigation below.

In September 2012, the Company signed a new warehouse and distribution agreement for one year, effective January 1, 2013, with renewals as agreed by both parties. The agreement provides for this vendor to provide order fulfillment, warehouse, logistic and administrative services. In accordance with the agreement, the vendor is entitled to fees, as defined, based on volume of customers processed, per unit costs, hourly rates incurred by this vendor.

Litigation

On March 11, 2013 Victory International (USA) LLC (“Victory”) filed a lawsuit against ID Perfumes.   The lawsuit was filed in the United States District Court, District of New Jersey (Civil Action No. cv-01465-FSH-PS).    The lawsuit alleges breach of contract, breach of the implied covenant of good faith and fair dealings, unjust enrichment, and statement of accounts. Victory seeks damages in excess of $1.2 million as well as injunctive relief.

Victory’s alleged breach of the manufacturing agreement entered into between the parties on November 28, 2011 and terminated by the Company effective December 31, 2012.   In its complaint Victory represents that it was responsible for procuring supplies and component parts in order to manufacture the products.  Further, that the Company was responsible for these costs plus a management fee of 12.5% based on minimum guaranteed sales of $6.5 million.  Victory also alleges that ID Perfumes is precluded from entering a manufacturing agreement with other suppliers.

The Company has filed affirmative defenses in response to Victory’s lawsuit and alleges that it was Victory  that breached the terms and conditions of the manufacturing agreement, that Victory failed to purchase the component parts as anticipated by the Company’s estimated forecasts, failed to timely process purchase orders to fulfill customer commitments and failed to sell or liquidate its product inventory in accordance with the terms and conditions of the manufacturing agreement.  Further Victory breached its duties of good faith and fair dealings.  Any losses allegedly sustained by Victory, if any, were caused in whole or in substantial part, by its own actions and/or omissions.

In order to protect our rights under the exclusive Licensing Agreement between the Company and Selena Gomez agreement, we have filed a complaint for declaratory relief, breach of contract and injunctive relief against July Moon Productions and Selena Gomez.  The lawsuit was filed in the state of California, Superior Court, in the County of Los Angeles- West District (Case No. SC 120598).

We are seeking declaratory relief as a result of Licensor’s attempt to terminate the Licensing Agreement and to prevent the Defendants from entering into any type of agreement which would diminish or infringe upon any rights granted to the Company under the Licensing Agreement. The Company has complied with all material terms and conditions of the Licensing Agreement in connection with the marketing and promotion of the Selena Gomez fragrance.  Further, Ms. Gomez failed to participate in personal appearances and to promote the fragrance.

In response to our complaint, the Defendants filed a cross claim for breach of contract and for declaratory relief.  Defendants allege that the Company’s failure to pay vendors, failed to meet advertising commitments and seeks declaratory relief as to the rights of the respective parties under the Licensing Agreement. Defendents seek damages in the amount of $5.2 million exclusive of interest and costs.

Management believes that the allegations contained in the cross-complaint are without merit and intends to vigorously pursue their claims against both July Moon Productions and Selena Gomez.

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

10. Share-Based Compensation and Stock Incentive Plan

In November 2008, the Company's shareholders approved the 2008 Incentive Plan (the "Plan"), which has initially reserved 5,000,000 shares of Common Stock for issuance. The 2008 Incentive Plan permits the grant of stock options, restricted stock, restricted stock units and other forms of stock-based compensation to selected persons providing services to the Company (including non-employee directors). Under the 2008 Incentive Plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not intended to qualify as Incentive Stock Options thereunder.

In connection with the Plan, in January 2009 the Company granted 26,100 options to employees and directors valued at $130,171. The options vested over 4 years and the option value was recorded as deferred compensation upon grant date and compensation expense was recognized through 2012.

On August 17, 2012, the Company granted 300,000 options to an officer of the Company valued at $.18 per share. The option is exercisable at $0.75 per share and vests immediately. The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Stock price	$0.31
Expected life (years)	5.0
Expected volatility	95.0%
Risk-free interest rate	0.62%
Dividend yield	0.0%

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

Share-based compensation aggregated $0 and $6,000 for the three months ended March 31, 2013 and 2012, respectively.

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

The following table summarizes additional stock option information as of March 31, 2013.

Exercise price	Number outstanding	Options outstanding weighted average remaining contractual life	Options exercisable
$5.00	19,850	6	19,250
$0.75	300,000	10	300,000
Totals	319,850		319,250

As of March 31, 2013, the weighted average exercise price of options exercisable was $1.01 and the weighted average remaining contractual life of options exercisable was 9.26 years. The aggregate intrinsic value of options exercisable at March 31, 2013 is $0.

The following table summarizes stock option activity and related information for the quarter ended March 31, 2013:

	2013
	Options	Weighted Average exercise price
Shares under option - beginning of year	319,850	$1.01
Options granted	--	--
Options exercised	--	--
Options cancelled	--	--
Shares under options – March 31	319,850	1.01

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

11. Stock

Sales of unregistered shares and conversion of debt to common stock are as follows:

	Number of Shares
	2013	2012
Sales of unregistered Stock	15,000	15,000
Conversion of Debt to Common Stock	-	960,000
Total	15,000	965,000

In 2013, the sales of unregistered stock were sold at $4.00 per share. In 2012, the sales of unregistered stock were sold at $4.33 per share.

In 2012, a company under common control converted debt with a face value of $960,000 at a $1.00 per share. The conversion price of the $960,000 of debt was in excess of the fair value of the common stock issued, as determined by an independent valuation specialist, and in accordance with ASC-470-50-40-2, such excess was credited to paid-in-capital.

12. Related Party Transactions

(a)	ID Perfumes has significant transactions with a company that is controlled by the Company’s chairman CEO principal shareholder.

In January 2012, the Company entered into a service agreement whereby the affiliate provided selling, general, administrative, and production services that was cancelled in August 2012 and incurred fees of $124,000. Interest free advances and repayments are made between these entities. Effective August 2012, the Company has been paying $13,000 a month for rent. In this connection, there is no formal arrangement between the Company and the affiliate. In addition, during 2012, ID Perfumes accepted product returns from this affiliate’s customers to maintain its business relationships with certain customer aggregating $300,000, which reduced the amounts due this affiliate on the Company’s balance sheet. There were no such returns for the three month period ending March 31, 2013. Amounts due this affiliate aggregated approximately $691,000 and $1,048,000 as of March 31, 2013 and December 31, 2012, respectively.

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

During 2012, this affiliate exchanged $960,000 of its debt for 960,000 shares of the Company’s common stock. In November 2012, the Company along with its chairman CEO principal shareholder and COO guaranteed the repayment of a $1.2 million borrowing of this affiliate. The loan provides for monthly payments of interest only at 20% a year, and the loan balance is due in 2016. To date, no equity contributions or payments have been required to be made with respect to the guarantee. In this connection, the Company secured substantially all of its assets to the lender. As of March, 31, 2013, the Company does not believe that it will be obligated to make payment on the guaranty and accordingly, has not recorded an obligation in connection therewith. The Company will reevaluate this contingency on an ongoing basis.

Effective July 2011, ID Perfumes entered into an exclusive supplier agreement with this affiliate. The agreement provides that the Company will be the exclusive fragrance supplier to the affiliate through August 2016 and the selling price to this affiliate will be the same price that the Company pays for its purchase of fragrance products, as defined. In July 2012, the affiliate sold its license and as a result, sales to this affiliate ceased. In this connection, sales to the affiliate aggregated $0 and $316,000 for the quarter ended March 31, 2013 and 2012, respectively.

(b)
The chairman/principal shareholder of ID Perfume is also the president of a company that acquired in 2009, the membership interests of ID Perfume’s four media and publishing subsidiaries. Further, the affiliate signed a five year lease in June 2011 for approximately 1,500 square feet with the landlord for store premises located in San Diego and subleased the store to the Company. In this connection, rent expense aggregated $0 and $13,000 in 2013 and 2012, respectively and is included in discontinued operations. The store was used to sell the Company’s sports products. In addition, on September 1, 2012, ID Perfume’s last store and the related business operations were sold to this affiliate in exchange for assumption of the related affiliated debt aggregating $166,000, which resulted in the termination of the sublease and a gain of $63,000 which was reflected in discontinued operations during the third quarter of 2012.

(c)
In January 2012, the Company entered into a distribution agreement to sell its products in Mexico with a company owned by the brother of the Company’s chairman CEO principal shareholder. Among other things, the agreement provides that the distributor is entitled to reimbursement equal to the greater of a defined minimum or a percentage of spending on advertising and promotional activities incurred by the distributor. In this connection, the Company incurred $0 and $147,000 of such costs for the quarter ended March 31, 2013 and year ended December 31, 2012. During the first quarter of 2013 and 2012, sales to this company aggregated $32,500 and $711,000, respectively. During March 2013, the above mentioned marketing allowance was modified to provide an allowance of 10% of net yearly purchases.

(d)
ID Perfumes sells to a company that is owned by an individual that owns shares of ID Perfume’s common stock. In this connection, sales to this affiliate aggregated $234,000 and $0 for the quarter ended March 31, 2013 and 2012, respectively. This individual has made loans to the Company. As of March 31, 2013 and December 31, 2012, $413,000 and $453,000 is owed to this individual for principal and interest. In addition, ID Perfumes has received deposits for future sales aggregating $1.6 million and $1.2 million as of March 31, 2013 and December 31, 2012, respectively.

Since inception, the Company has borrowed significant amounts of money from the Company’s chairman CEO principal stockholder, affiliates and family. Attention is directed to the footnote 6 “Loan payable and stockholder notes” and footnote 7 “Note payable related party” for more information concerning these borrowings.

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

In January 2013, the Company borrowed $570,000 from a company controlled by the chairman CEO principal shareholder of the Company. Among other things, the loan is unsecured and provides for interest at 10 % and is due on January 2014.

In January 2013, the Chief Operating Officer advanced the Company $130,000.

In February 2013, a family member of the chairman CEO principal shareholder of the Company loaned ID Perfumes $110,000

13.  Variable interest entities

Certain of the Company’s business affiliates are considered variable interest entities (VIE’s), as defined in ASC 810. The Company is not considered the primary beneficiary of, and therefore does not consolidate any of the VIE’s in which it holds a variable interest. The Company’s involvement with its VIE’s consisted of borrowing funds from its VIE’s, of which the balances at March 31, 2013 and December 31, 2012 were $691,293 and $1,048,488, respectively, guaranteeing a loan commencing November 2012 between a VIE and its lender in the amount of $1,200,000, and certain sales to VIE’s. Additionally, a VIE made an equity investment in the Company and provided administrative services to the Company during 2012. Further, to maintain its business relationships with certain customers, the Company accepted $300,000 of the VIE’s product returns in December 2012. The Company’s maximum exposure to loss as of March 31, 2013 is the loan guarantee in excess of the balance owed the VIE.

14. Discontinued Operations

Through September 30, 2011, the Company was in one segment and primarily owned and operated retail stores which sold active beach and rugged sportswear. The Company began closing stores at unprofitable locations in 2009 and continued to do so through 2011. In this connection, through December 31, 2010 the Company recognized losses aggregating $7.1 million, resulting from the closing of these stores and the recognition of impairments as well as the write off of deposits and construction improvements for stores that never opened. On July 14, 2011, the Company announced in a press release, the entry into the fragrance business with Selena Gomez. Following this announcement, the Company concluded that it could not operate in both its retail store business and the fragrance business. Notwithstanding, the Company kept three of its newer stores until the fourth quarter of 2011. In this connection, on September 30, 2011, the Company formally decided to discontinue its retail store operations that sold active sportswear, and to close, abandon, dispose or sell its assets relating to its retail operations. The Company decided to dispose of its retail stores because it incurred significant operating losses and was unable to sustain a viable business model for the past six years. As a result of the discontinuance of the operations, in 2011 the Company recognized a gain on two of its disposals of its stores aggregating approximately $2.3 million, of which $4.7 million results from the reversal of deferred lease incentives and deferred rent recorded in prior years. In prior years, impairment losses relating to the stores were written down to fair value prior to the sale. Furthermore, on November 22, 2011, the Company sold the assets of one store consisting of inventory, equipment and improvements to a company owned and/or operated by a former employee for approximately $36,000 plus the assumption of certain liabilities for the same amount. The abandoned store is currently operated by the former employee. The third store was sold in 2012 for the assumption of approximately $166,000 of liabilities to an affiliate that resulted in a gain on disposal of approximately $63,000 during the third quarter of 2012.

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

Retail sales, reported in discontinued operations for the quarter ended March 31, 2012 aggregated $28,000. In this connection, pre-tax losses reported in discontinued operations for the quarter ended March 31, 2012 aggregated $.2 million.

In accordance with ASC 230-10-45-24, the Company has elected not to separately disclose cash flows from discontinued operations.

15. Segments and Geographic Areas

The Company manufactures and distributes one product line, fragrances and fragrance related products. Related party sales aggregated 49% and 100% of sales in the first quarter of 2013 and 2012, respectively. There are no assets located in Europe, Canada, or the Middle East. We have assets (Molds) in Asia.

The following tables present our geographic information for the quarters ended March 31,:

	2013	2012
United States and the Caribbean	$205,436	$319,233
Latin America	32,500	-
Canada	316,040	-

Total	$553,976	$319,233

16. Subsequent Events

In May 2013, a family member of the chairman CEO principal stockholder of the Company loaned ID Perfumes $100,000. The loan bears no interest and is due in one year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note about Forward-Looking Statements

Forward-Looking Statements

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe,” “anticipate,” “expect,” “estimate,” “predict,” “intend,” “plan,” “project,” “will,” “will be,” “will continue,” “will result,” “could,” “may,” “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, including our plans to expand our perfume line and distribution channels, increase profit margins and return on invested capital, projections of our future profitability, results of operations, capital expenditures or our financial condition or other “forward-looking” information and includes statements about revenues, earnings, spending, margins, liquidity, inventory, private label products, our actions, plans or strategies. We are including this cautionary statement in this report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us.

Important factors that may cause actual results to differ from projections include, for example:

-	the success or failure of management's efforts to implement the Registrant's plan of operation;
-	the ability of the Registrant to fund its operating expenses;
-	the ability of the Registrant to compete with other companies that have a similar plan of operation;
-	the effect of changing economic conditions impacting our plan of operation;
-	the ability of the Registrant to meet the other risks as may be described in future filings with the SEC.

The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for fiscal 2013 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: the intense competition in the sporting goods industry and actions by our competitors; our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; the availability of retail store sites on terms acceptable to us; the cost of real estate and other items related to our stores; our ability to access adequate capital; changes in consumer demand; risks relating to product liability claims and the availability of sufficient insurance coverage relating to those claims; our relationships with our suppliers, distributors or manufacturers and their ability to provide us with sufficient quantities of products; any serious disruption at our distribution or return facilities; the seasonality of our business; the potential impact of natural disasters or national and international security concerns on us or the retail environment; risks related to the economic impact or the effect on the U.S. retail environment relating to instability and conflict in the Middle East or elsewhere; risks relating to the regulation of the products we sell, risks associated with relying on foreign sources of production; risks relating to implementation of new management information systems; factors associated with our pursuit of strategic acquisitions; risks and uncertainties associated with assimilating acquired companies; risks associated with our exclusive brand offerings; the loss of our key executives, our ability to meet our labor needs; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular; our ability to repay or make the cash payments under our senior convertible notes; changes in our business strategies; any factor described under Part II-Item 1A Risk Factors in our Form 10-Q filings and other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission.

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

Our Business

We manufacture, distribute, market, promote, and sell perfumes and related products licensed through celebrities. Our objective is to develop and launch quality fragrances utilizing nationally recognized celebrities to endorse our product offerings.   In furtherance thereof we have signed exclusive licensing agreements with Selena Gomez and Adam Levine and intend to market their fragrance under the “ID” company name.   Copies of these agreements were filed as exhibits to our Registration Statement filed on Form 10 with the Securities and Exchange Commission on April 30, 2013.

Our marketing efforts focus principally on promoting the quality, value and benefits of our products. Each of our licensed fragrances are distinctively positioned, have a single image. We may expand our operations through the creation of fragrance family extensions.  Our goal is to create a new family of fragrances for each of our licensed brands.  We may introduce seasonal brands as well.

Selena Gomez

We launched the Selena Gomez fragrance in May 2012 with a national exclusive roll-out in more than 700 Macy stores throughout the country. We believe that this product launch is an important step in creating brand awareness, reach new customers and increase brand exposure.

Adam Levine

We launched Adam Levine's debut fragrance for men and women in February 2013. The initial launch event was combined with a range of events including a group of Adam Levine Personal Appearances to promote, build awareness, and stimulate sales for the brand globally. We partnered with Commonwealth Projects to develop a proprietary "POP-UP" installation in the center of Los Angeles, California for one (1) week.

Competition

The fragrance industry is highly competitive and can change rapidly due to consumer preferences and industry trends. Competition in this industry is based on brand strength, pricing and assortment of products, in store presence and visibility, innovation, perceived value, product availability, order fulfillment, service to the customer, promotional activities, advertising, special events, new product introductions, e-commerce and mobile commerce initiatives, and other activities.

Production and Supply for our fragrance lines

The launch of a new fragrance line involves input from many different sources, from perfume designers to glass makers.

Contract manufacturers receive raw materials and components on our behalf, and conduct basic fill and assembly activities to convert materials into finished sellable items to be used to fulfill customer orders. In addition, these manufacturers may handle distribution services for warehousing, order processing, and customer service.

Product Liability

Like other retailers, distributors and manufacturers, we face an inherent risk of exposure to product liability or product recall claims.

We carry an umbrella product liability policy. In the event that we do not have adequate insurance, product liabilities relating to defective products could have a material adverse effect on our operations and financial conditions.

Employees

As of March 31, 2013 we had 21 full time and one part time employees.

Critical Accounting Policies and Estimates

Discussion of Critical Accounting Policies

We make estimates and assumptions in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations. These accounting policies generally require management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not have an independent Board of Directors. Our sole board member serves as our chief executive officer. As such, our chief executive officer must make both managerial and operational decisions on behalf of the Board of Directors.

Revenue Recognition

We sell our products to department stores, perfumeries, specialty retailers, mass-market retailers and domestic and international wholesalers and distributors. Sales of such products are denominated in U.S. dollars. We recognize revenues when merchandise is shipped and the risk of loss passes to the customer. Net sales are comprised of gross revenues less returns, trade discounts and allowances.

Accounts Receivable

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by allowances for sales returns and doubtful accounts. Accounts receivable balances are written-off against the allowance for doubtful accounts when they become uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the statement of income when received. We generally grant credit based upon our analysis of the customer’s financial position as well as previously established buying patterns.

Sales Returns

Generally, we permit our retail customers to return their unsold products if properly requested, authorized and approved. We regularly review and revise, as deemed necessary, our estimate of reserves for future sales returns based primarily upon historic trends and relevant current data including information provided by retailers regarding their inventory levels. In addition, as necessary, specific accruals may be established for significant future known or anticipated events. The types of known or anticipated events that we have considered, and will continue to consider, include, but are not limited to, the financial condition of our customers, store closings by retailers, changes in the retail environment and our decision to continue to support new and existing products. We record estimated reserves for sales returns as a reduction of sales, cost of sales and accounts receivable. Returned products are recorded as inventories and are valued based upon estimated realizable value. The physical condition and marketability of returned products are the major factors we consider in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavorably, from our estimates, if factors such as economic conditions, inventory levels or competitive conditions differ from our expectations.

Promotional Allowance

We have various performance-based arrangements with certain retailers. These arrangements primarily allow customers to take deductions against amounts owed to us for product purchases. The costs that our Company incurs for performance-based arrangements are netted against revenues on our Company’s statement of income. Estimated accruals for promotions and advertising programs are recorded in the period in which the related revenue is recognized. We review and revise the estimated accruals for the projected costs for these promotions. Actual costs incurred may differ significantly, either favorably or unfavorably, from estimates if factors such as the level and success of the retailers’ programs or other conditions differ from our expectations.

Inventory

Inventory is stated at the lower of cost or market value. Cost is principally determined by the average cost method. We record adjustments to the cost of inventory based upon our sales forecast and the physical condition of the inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions or competitive conditions differ from our expectations.

Equipment and Other Long-Lived Assets

Equipment, primarily consisting of molds, is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to our business model or changes in our capital spending strategy can result in the actual useful lives differing from our estimates. In those cases where we determine that the useful life of equipment should be shortened, we would depreciate the net book value in excess of the salvage value, over its revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of equipment, or market acceptance of products, could result in shortened useful lives.

Income taxes

The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of currently anticipated tax rates. Included in net deferred tax assets is a valuation allowance for deferred tax assets, where management believes it is more-likely-than-not that the deferred tax assets will not be realized in the relevant jurisdiction. If the Company determines that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of net earnings at that time. In addition, the Company follows the provisions of uncertain tax positions as addressed in ASC topic 740-10-65-1.

Derivative Instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

Results of Operations

Three Months Ended March 31, 2013 compared to March 31, 2012

The following table sets forth the percentage relationship net sales to costs of sales for each of our reporting lines in our statements of operations. This table should be read in conjunction with the following discussion and with our condensed financial statements, including the related notes.

	For the Three Months Ended
	March 31, 2013	March 31, 2012

Sales	$553,976	319,233
Cost of sales	$438,420	226,877
Gross margin	115,556	92,356
Gross margin as a percentage of sales	20.9%	28.9%

Revenues. Total revenues for the three months ended March 31, 2013 increased $234,743 or 74% as compared to the three months ended March 31, 2012, primarily due to the February 2013 launch of our Adam Levine fragrance line. Such increase was net of $414,000 of sales returns for the three months ended March 31, 2013. There were no returns for the three months ended March 31, 2012.

Gross Profit. Our gross profit as a percentage of sales for the three months ended March 31, 2013 decreased 8% as compared to the three months ended March 31, 2012. This decrease is primarily due to product returns and some one-time costs relating to the February 2013 launch of Adam Levine.  The Company incurred costs in the first quarter of 2013 and did not incur similar costs in the first quarter of 2012.  Sales for the first quarter of 2012 consisted of raw materials to related parties and did not include all costs associated with fragrance development as the Company had not yet launched a fragrance line in the first quarter of 2012.

In the three months ended March 31, 2013, sales were substantially to department stores, perfumeries, specialty retailers, mass-market retailers, domestic and international wholesalers and distributors which resulted in higher gross margins, but were decreased as a result of product returns. In addition, our sales in the first quarter of 2013 and 2012 included $268,000 and $319,000 of sales to related parties. In 2013, we expect continued increases in our international sales, primarily in Canada and the United Kingdom, as well as increases in domestic sales resulting from new product launches for existing celebrities.

We have an agreement with a vendor to provide for order fulfillment, warehouse, logistic and administrative services for our fragrance products. In accordance with the agreement, the vendor is also entitled to fees, as defined, based on volume of customers’ orders processed, per unit costs, hourly rates incurred by this vendor. The agreement is one year with renewal options. In the event we do not renew our agreement and enter in new agreement with less favorable terms, our gross margins would decrease.

Costs relating to gift with purchase (GWP) promotions are reflected in Selling, General and Administrative expenses and aggregated $61,000 for the three months ended March 31, 2013. Accordingly, our gross margin may not be comparable to other companies, which may include these expenses as a component of cost of sales. Had this amount been included in cost of sales, our gross margins would be reduced by 10.4% in 2013.  There were no GWP costs for the quarter ended March 31, 2012.

Selling, general and administrative expenses - During the second half of 2011, the Company entered the fragrance business, and began to sign licensing, manufacturing and distribution agreements for fragrance products relating to a celebrity artist that it had signed to a five year license. During 2012, the Company began to sell its products to department stores, perfumeries, specialty retailers, mass-market retailers, domestic and international wholesalers and distributors. Sales growth in 2012 was due in great part to the launch and rollout of the fragrance products relating to Selena Gomez. During February 2013, the Company launched the Adam Levine fragrance line.  The related Selling, General and Administrative expenses are discussed below for the three months ended March 31:

	2013	2012
Professional fees	$297,246	$304,228
Royalties	208,333	-
Advertising and Promotion	923,011	102,757
Management fee	-	202,538
Payroll	641,139	4,497
Other	352,546	25,523
	$2,422,275	$639,543

Professional fees – These expenses are primarily related to the Company hiring contractors/consultants and outside accountants and legal professionals to enable the Company to meet the filing requirements for the filing of Form 10. We are in the process of hiring internal accountants and expect our professional fees relating to contractors/consultants to decrease in the second quarter of 2013, while we expect our payroll to increase to a lesser degree.  Additionally, the Company expects to incur additional legal fees throughout 2013 relating to our current litigation.

Royalties – Royalty expense includes the amortization and/or accrual of royalties pursuant to our fragrance licensing agreements. The Company is required to pay a minimum royalty, whether or not any product sales are made.

Advertising - The Company is required to spend minimum amounts for advertising based upon sales volume. These costs include promotional items, mailings, launch events, costs relating to gift with purchase promotions, department store models and domestic coop advertising expenses. Our annual advertising costs generally commence with each product launch. As a result, if our product launch occurs during the year, we would expect to incur more launch and advertising costs during the first few months following the product launch. The product launch for Adam Levine occurred in February 2013, and accordingly we had proportionately higher advertising costs following this launch. During the first quarter of 2013, the Company incurred $41,000 and $882,000 in advertising and promotion expenses for Selena Gomez and Adam Levine, respectively, for a total advertising and promotion expense of $923,000.  During the first quarter of 2012, the Company incurred $103,000 in advertising and promotion expenses for Selena Gomez. The Company is currently in compliance with minimum advertising requirements at March 31, 2013.

Payroll - Payroll includes compensation for marketing, sales, administration and executive personal and increased as a result of the product launch in 2013. We plan on internalizing many of the accounting related contractor/consultant expenses that are included in professional fees, during the second quarter of 2013, and expect an increase to our corporate payroll.

Other - Included in other are two of our largest expenses, consisting of rent and insurance. While we do not expect an increase in these expenses, there is no certainty that our insurance related expense will not significantly increase.

As we launch and roll out fragrances for new celebrities, our variable costs such as royalties, advertising and payroll are expected to increase.

Interest expense - Interest was incurred substantially to the Company’s chairman CEO principal shareholder and family members. Interest expense essentially the same in comparing the first quarter of 2013 to the first quarter of 2012 due to the timing of new loans and the addition of interest free loans.

Net loss from continuing operation - As a result of the factors described above, the Company reported a net loss from continuing operations of $2.4 million in the first quarter of 2013 compared to net loss of $601,000 in the first quarter of 2012. The increase in our net loss from continuing operations is primarily due to the Company entering the fragrance business in the fourth quarter of 2011, which included significant advertising and promotion costs beginning in April 2012, and has incurred substantial amounts in setting up an infrastructure along with our inability to achieve a successful level of revenues to cover our selling, general and administrative expenses. Such costs were not significant for the quarter ended March 31, 2012.

Discontinued Operations - Through September 30, 2011, the Company primarily owned and operated retail stores in several states which sold active beach and rugged sportswear. The Company began closing stores at unprofitable locations in 2009 and continued to do so through 2011. In this connection, on September 30, 2011, the Company formally decided to discontinue its retail store operations that sold active sportswear, and to close, abandon, dispose or sell its assets relating to its retail operations. The Company decided to dispose of its retail stores because it incurred significant operating losses and was unable to sustain a viable business model for the past six years.

Retail sales, reported in discontinued operations, aggregated $28,000 in the first quarter of 2012. Net loss reported in discontinued operations aggregated a loss of $200,000 in the first quarter of 2012. This is attributable to the Company completing the disposition of its retail business during 2012.  The Company does not anticipate any additional discontinued operations amounts during 2013.

Two stores that were disposed in 2011, whose leases were terminated by the landlord, are currently leased by the landlord to a former employee. Management, and based on the opinion of counsel, believe that the Company is not obligated for any lease payments beyond the termination dates, nor obligated to return the lease incentives or lease concessions previously given to the Company in prior years, which aggregates $12.6 million. In the event the Company would have to pay such amount, the payment would have a material impact on the Company’s liquidity, capital resources and results of operations.

Earnings per share - We compute basic and diluted loss per common share by dividing the losses applicable to common stock by the weighted average number of common shares outstanding. Currently our basic and fully diluted EPS calculations are the same because any increase in the number of dilutive shares would be anti-dilutive due to our net loss.

Liquidity and Capital Resources

Our auditors have issued a going concern opinion on our audited financial statements for the years ended December 31, 2012 as we have experienced recurring losses and negative cash flows from operations.  In addition, we have a net capital deficiency.  These matters raise substantial doubt about our ability to continue as a going concern.

We had a working capital deficiency of $13.5 million and $11.1 million as of March 31, 2013 and December 31, 2012, respectively. The increase in our working capital deficiency was primarily related to the Company’s entry into the perfume business. As a result of our second brand licensing agreement, the Company anticipates it will require approximately $1.5 million to $2.1 million of sales per month to maintain its operations.

Our principal funding requirements are for inventory purchases, advertising expenses, paying down accounts payable and debt. These capital requirements generally have been satisfied through cash flows from operations, the issuance of common stock and notes payable to affiliates and related parties. Our liquidity is impacted by a number of factors, including sales levels, proceeds from the sale of our factored accounts receivables to LSQ Funding Group, Inc., our Factor, the amount of credit that our vendors extend to us, customer deposits and our borrowing capacity from Company’s chairman CEO principal shareholder and family members and affiliated companies owned and/or controlled by our Company’s chairman CEO and principal shareholder. As of March 31, 2013, our loan payable totaled $230,000 and our related party and stockholder notes payable totaled $3,247,823 with interest rates from zero to 12%. The terms of repayment of these loans ranged from 30 days to 3 years. Substantially, all loans payable and related party and stockholder notes are in default and shown as current as of March 31, 2013 and December 31, 2012. See note 6 “Loan payable and stockholder notes” and note 7 “Note payable related party” for further discussion. Due to affiliate of $691,300 has no terms of repayment and is shown as current. Our accounts receivable were $285,187 at March 31, 2013. Our customers are generally given terms of payment within 30 days. Our purchases from related parties generally have no terms and are repaid when funds are available.

Cash provided by (used in) operating activities of ($1 million) primarily represents income (loss) before depreciation and non-cash charges and is after changes in working capital. Cash provided by (used in) operating activities were inventory ($.9 million), accounts payable $.4 million, accrued liabilities $.4 million, and customer deposits $1.6 million. Working capital is significantly impacted by changes in accounts receivable, inventory, accounts payable and accrued liabilities and customer deposits. The Company’s shortage of cash results in increases in accounts payable and accrued liabilities resulting from the Company’s ability to extend its vendor terms to provide a significant portion of our liquidity. The Company’s cash position was positively impacted by customer deposits. The increase in our inventory is needed to support our expected sales growth primarily resulting from our licensing activities. All sales are invoiced in U.S dollars and all customer payments are received in U.S. dollars. The Company does not engage in hedging transactions and believes that it is not subject to foreign currency related risks.

Net cash used in investing activities increased by $.1 million and was primarily represents the purchases of molds which are used for product development. These purchases vary based on the number of new products we are developing each year. Our business is not capital intensive as we do own any manufacturing facilities and as such we have no material commitments for capital expenditures.

Net cash from financing activities was $800,000. Such increase in cash reflects repayment of advances from affiliated company of $357,000 and proceeds from the issuance of common stock of $60,000 over net borrowings from related parties and stockholders of $64,000 and proceeds from the issuance of convertible debenture of ($500,000) and borrowings from a related company of ($570,000). We have no available short-term lines of credit or any long term borrowing arrangements with any financial institution and as such we are dependent of related party borrowings, the issuance of stock, and other financial debt sources to provide cash for our financing activities.

Our cash position was $34,000 and $316,000 at March 31, 2013 and December 31, 2012, respectively.

Plan of Operation

We were not able to generate any significant cash flow to fund our current operations. However, we believe that our current business model will sustain us for the next twelve months. Currently, we are seeking additional outside funding to keep the business operational; however there is no assurance additional debt or capital will be available to us on acceptable terms. We believe our entrance into the perfume business in the third quarter of 2011, and entering into distribution agreements will establish viable distribution channels for our fragrance products. Management believes that the actions taken may provide an opportunity to improve liquidity and profitability. However, if we were to expand operations through acquisitions, new licensing arrangements or both, we may need to obtain additional debt or equity financing.

Further, we are implementing a cash conservation strategy wherever possible including active COO involvement in substantially all contracts and purchase decisions, negotiating payment terms with vendors, and reducing our use of consulting services. For instance, we replaced a contract manufacturer/distributer with one that provides more favorable payment terms. However, our ability to continue to effectively improve our terms with vendors, raise cash through equity or debt financing with third parties will be difficult in the current credit environment. There are no assurances that any equity offering and/or debt financing will be successful or sufficient to meet our cash requirements or that our cash conservation strategy will be successful. Even if we were able to obtain debt or equity financing, the terms of such financing may be very unfavorable to us. Further, any sale of newly issued debt or equity securities could result in additional dilution to our current stockholders.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2013, we have guaranteed the repayment of a $1.2 million borrowing of Gigantic Parfums, LLC, a company under common control. The loan provides for monthly payments of interest only at 20%, and the loan balance is due in 2016. In the event the loan is prepaid, the maximum amount of total repayment including interest could aggregate $2.4 million as of March 31, 2013. The Company secured substantially all of its assets for this loan. We have not recorded any liabilities associated with the aforementioned guaranty as of March 31, 2013 or December 31, 2012. Gigantic is current on its loan payments as of March 31, 2013.

Dividends

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No cash dividends have been paid on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.  All invoices are denominated in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Operating Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation considered the procedures designed to ensure that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 13d-15(d) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)	Inherent Limitations of Disclosure Controls and Internal Controls over Financial Reporting

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation or effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 11, 2013 Victory International (USA) LLC (“Victory”) filed a lawsuit against ID Perfumes.   The lawsuit was filed in the United States District Court, District of New Jersey (Civil Action No. cv-01465-FSH-PS).    The lawsuit alleges breach of contract, breach of the implied covenant of good faith and fair dealings, unjust enrichment, and statement of accounts. Victory seeks damages in excess of $1.2 million as well as injunctive relief.

Victory’s alleges a breach of the Manufacturing Agreement entered into between the parties on November 28, 2011 and terminated by the Company effective December 31, 2012.   In its complaint Victory represents that it was responsible for procuring supplies and component parts in order to manufacture the products.  Further, that the Company was responsible for these costs plus a management fee of 12.5% based on minimum guaranteed sales of $6.5 million.  Victory also alleges that ID Perfumes is precluded from entering a manufacturing agreement with other suppliers.

In response to Victory’s complaint, the Company has filed affirmative defenses.  The Company asserts that it was Victory, not ID Perfumes, that breached the terms and conditions of the manufacturing agreement.   Victory failed to purchase the component parts as anticipated by the Company’s estimated forecasts, failed to timely process purchase orders to fulfill customer commitments and failed to sell or liquidate its product inventory in accordance with the terms and conditions of the manufacturing agreement.  Further Victory breached its duties of good faith and fair dealings.  Any losses allegedly sustained by Victory, if any, were caused in whole or in substantial part, by its own actions and/or omissions.

In order to protect our rights under the exclusive Licensing Agreement between the Company and Selena Gomez agreement, we have filed a complaint for declaratory relief, breach of contract and injunctive relief against July Moon Productions and Selena Gomez.  The lawsuit was filed in the state of California, Superior Court, in the County of Los Angeles- West District (Case No. SC 120598).

We are seeking declaratory relief as a result of Licensor’s attempt to terminate the licensing agreement and to prevent the Defendants from entering into an agreement of any kind or nature related to the development, production, manufacture, importation, design, marketing, sales, trademark or any other rights granted to the Company under the Licensing Agreement.   The Company has complied with all material terms and conditions of the Licensing Agreement and that Licensor has no right to terminate the Licensing Agreement.  Further, Ms. Gomez breached the Licensing Agreement by failing to participate in personal appearances and to promote the fragrance.

In response to our complaint, the Defendants filed a cross claim for breach of contract and for declaratory relief.  Defendants allege that the Company’s failure to pay vendors, failed to meet advertising commitments and seeks declaratory relief as to the rights of the respective parties under the Licensing Agreement. Defendants seek damages in the amount of $5.2 million exclusive of interest and costs.

Management believes that the allegations contained in the cross-complaint are without merit and intends to vigorously pursue their claims against both July Moon Productions and Selena Gomez.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes in our risk factors since the filing of Amendment Number One to our Form 10 filed April 30, 2013.

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

We may be subject to lawsuits resulting from injuries associated with the use of our fragrances. In addition, we may also be subject to lawsuits relating to the design, manufacture or distribution of our private label products. Additionally, we may incur losses relating to these claims or the defense of these claims and there is a risk that claims or liabilities will exceed our insurance coverage and we may be unable to retain adequate liability insurance in the future.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Report, we sold the following securities

Date:	Subscriber	Type	Consideration	No. of Shares

March 6, 2013	David Cowheard	Common Stock	$50,000	12,500
March 8, 2013	Doug Topkis	Common Stock	$10,000	2,500
March 18, 2013	Commonwealth Wholesale	Convertible Debenture	$500,000	125,000	(1)

(1)  The Conversion Ratio is one share of common stock for every $4.00 of debt.  There has been no conversion to date. This debenture can be converted into a total of 125,000 shares of our common stock. At maturity, the holder may request cash for outstanding principal and interest, or $1 million of fragrance inventory at the Company's wholesale price list. The debenture matures February 28, 2014.

With respect to the sale of  any unregistered securities,  we relied on the exemptive provisions of Section 4(2), Regulation  D and/or  Regulation S of the Securities Act of 1933, as amended.

At all times relevant the securities were offered subject to the following terms and conditions:

●	the sale was made to a sophisticated or accredited investor, as defined in Rule 502;
●
we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

●	at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2; and
●	neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising.

All funds received from the sale of our securities were used for working capital purposes.

All shares bear a legend restricting their disposition.

We did not use an underwriter in connection with the sale of any of the securities

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 20, 2013 on its behalf by the undersigned, thereunto duly authorized.

ID Perfumes

By:	/s/ Ilia Lekach
Ilia Lekach
Chief Executive Officer

By:	/s/ Ilia Lekach
Ilia Lekach
Chief Financial Officer