Form 10-Q
period 2013-06-30
ID Perfumes, Inc.
filed 2013-08-14
CIK 1398235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013.

☐ Transition Report under Section 13 or 15(d) of the Exchange Act For the transition period from  ___________ to ___________.

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

As of August 14, 2013 the registrant's outstanding common stock consisted of 4,115,837 shares, $0.001 par value.

ID PERFUMES, INC.

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ID PERFUMES, INC.
Condensed Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$4,272	$316,138
Accounts receivable	1,324,254	-
Inventory	3,524,314	671,709
Prepaid royalties	-	166,667
Prepaid expenses and other current assets	40,292	51,784
Deposits	-	64,822
Total Current Assets	4,893,132	1,271,120

Equipment, net	314,717	220,058
Deposits	46,377	46,377
	361,094	266,435
Total Assets	$5,254,226	$1,537,555

Liabilities and Shareholders’ Deficiency

Current Liabilities:
Accounts payable	$4,799,507	$1,496,272
Accrued liabilities	4,708,038	4,215,345
Loan payable	230,000	230,000
Note payable, related party	560,000	-
Debenture payable and related derivative liability	531,255	-
Related party and stockholder notes	2,675,971	2,613,936
Accrued interest payable to related party and stockholder notes	982,787	938,544
Short term advances - related party	1,306,090	-
Due to affiliate	286,570	1,048,488
Customer deposits	1,678,243	599,034
Customer deposits – related parties	985,158	1,241,449
Total Current Liabilities	18,743,619	12,383,068

Commitments and contingencies

Shareholders’ Deficiency
Common stock, $0.001 par value per share; authorized 10,000,000 shares, issued and outstanding 4,115,837 and 4,100,837 at June 30, 2013 and December 31, 2012, respectively	4,115	4,100
Preferred stock, $0.001 par value per share; authorized 5,000,000 shares, -0-issued and outstanding at June 30, 2013 and December 31, 2012, respectively
Additional paid-in capital	24,361,552	24,301,567
Accumulated deficit	(37,855,060)	(35,151,180)

Total Shareholders’ Deficiency	(13,489,393)	(10,845,513)

Total Liabilities and Shareholders’ Deficiency	$5,254,226	$1,537,555

The accompanying notes are an integral part of these unaudited condensed financial statements.

ID PERFUMES, INC.
Condensed Statements of Operations
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Sales
Sales	$3,380,714	$1,046,184	$3,666,212	$1,046,184
Sales - related parties	135,691	27,290	404,169	346,523
	3,516,405	1,073,474	4,070,381	1,392,707
Cost of sales	1,371,785	557,977	1,810,205	784,854
Gross Profit	2,144,620	515,497	2,260,176	607,853
Selling, general and administrative expenses	2,409,567	1,284,419	4,831,842	1,925,076
Operating loss	(264,947)	(768,922)	(2,571,666)	(1,317,223)

Other expense
Interest expense	(69,481)	(85,062)	(121,408)	(138,490)
Other	(14,649)	-	(10,806)	-
	(84,130)	(85,062)	(132,214)	(138,490)
Loss from continuing operations	(349,077)	(853,894)	(2,703,880)	(1,455,713)

Discontinued operations:
Net loss	-	(187,255)	-	(381,108)
Loss from discontinued operations	-	(187,255)	-	(381,108)

Net loss	$(349,077)	$(1,041,239)	$(2,703,880)	$(1,836,821)

Continuing operations	(0.08)	(0.27)	(0.66)	(0.47)
Discontinued operations	-	(0.06)	-	(0.12)
Net income (loss) per share	$(0.08)	$(0.33)	$(0.66)	$(0.59)

Weighted average number of common shares outstanding, Basic and Diluted	4,115,837	3,125,837	4,110,370	3,125,837

The accompanying notes are an integral part of these unaudited condensed financial statements.

ID PERFUMES, INC.
Condensed Statements of Stockholders' Equity (Deficiency)
For the Year Ended December 31, 2012 and the Six Months Ended June 30, 2013

	Common Shares	Common Stock	Additional Paid In Capital	Accumulated Deficit	Total Equity (Deficiency)
Balance at January 1, 2012	3,125,837	$3,125	$23,223,542	$(30,896,244)	$(7,669,577)

Issuance of common stock for cash	15,000	15	64,985	-	65,000

Issuance of common stock for conversion of related party debt	960,000	960	959,040	-	960,000

Share-based compensation	-	-	54,000	-	54,000

Net loss	-	-	-	(4,254,936)	(4,254,936)

Balance at December 31, 2012	4,100,837	$4,100	$24,301,567	$(35,151,180)	$(10,845,513)

Issuance of common stock for cash	15,000	15	59,985	-	60,000

Net loss	-	-	-	(2,703,880)	(2,703,880)

Balance at June 30, 2013 (unaudited)	4,115,837	$4,115	$24,361,552	$(37,855,060)	$(13,489,393)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ID PERFUMES, INC.
Condensed Statements of Cash Flows
For the Six Months Ended June 30,
(Unaudited)

	2013	2012
Cash from Operating Activities:
Net loss	$(2,703,880)	$(1,836,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	59,241	788
Amortization	166,667	83,333
Change in fair value of derivative liability	31,255	-
Changes in assets and liabilities:
Accounts receivable	(1,324,254)	(303,293)
Inventory	(2,852,605)	(437,052)
Prepaid expenses and other assets	11,492	47,743
Deposits	64,822	(22,547)
Assets held for sale	-	(12,087)
Accounts payable	3,303,235	342,044
Accrued liabilities	492,693	1,258,067
Accrued interest payable to related party and shareholder notes	44,243	105,192
Customer deposits	822,918	471,250
Liabilities held for sale	-	114,680

Total Adjustments	819,707	1,648,118

Net Cash Used in Operating Activities	(1,884,173)	(188,703)

Cash Flows from Investing Activities:
Purchase of property and equipment, net	(153,900)	-

Net Cash Used in Investing Activities	(153,900)	-

Cash Flows from Financing Activities:
Repayment of related party and stockholder notes	(277,965)	(374,993)
Proceeds from related party and stockholder notes	340,000	-
Proceeds from note payable	560,000	-
Proceeds from debenture payable	500,000	-
Repayment of due to affiliate	(761,918)	-
Borrowings from Factor	12,457	911,229
Repayments to Factor	(12,457)	(911,229)
Proceeds from short term borrowings - related party	1,306,090	-
Proceeds from affiliate borrowings	-	580,605
Proceeds from issuance of common stock	60,000	-

Net Cash Provided by Financing Activities	1,726,207	205,612

Net (decrease) increase in Cash and Cash Equivalents	(311,866)	16,909

Cash and Cash Equivalents – January 1	316,138	7,988

Cash and Cash Equivalents – June 30	$4,272	$24,897

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$29,272	$33,311

The accompanying notes are an integral part of these unaudited condensed financial statements.

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

Note 1 Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Interim Financial Statements

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements included in the Company’s Registration Statement on Form 10 for the year ended December 31, 2012.

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

All of our prestige fragrance brands are licensed from unaffiliated third parties and our business is dependent upon the continuation and renewal of such licenses. Revenues generated from one such license represented 76% of our net sales for the first two quarters of 2013. No such sales were in the first two quarters of 2012.

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

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

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

In June 2012 the Company entered into a factoring arrangement whereby the Factor agreed to purchase without recourse up to $2 million of the face value of approved retailers’ valid accounts receivable, subject to a 35% reserve. The Company removes such receivables from its financial statements upon sale. Interest is based on the “Prime Rate”. The agreement is for 6 months with renewal provisions. For the second quarter of 2013 and 2012, the Company had borrowed and repaid an aggregate of $12,457 and $911,229 respectively, and this amount is reflected in Financing Activities in the statement of cash flows. At June 30, 2013, and December 31, 2012, no amounts were due to the Factor. For the first quarter of 2013 and 2012, there was no activity with the Factor.  The agreement was terminated May 8, 2013.

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

Equipment

Equipment is stated at cost less accumulated depreciation. At June 30, 2013, equipment represents molds used in the production of perfume components. Depreciation is provided using the straight-line method over the estimated useful lives for equipment of three years.

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

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

Three customers accounted for 63% of net sales for the second quarter of 2013 and four customers accounted for 65% of net sales for the first six months of 2013. There were no such sales in the first quarter or first six months of 2012. The Company is dependent upon a limited number of suppliers for its primary components and manufacturing process.

Purchases from two vendors aggregated 68% and 58% of total purchases for the second quarter and six months ended June 30, 2013. In addition, another vendor provided 100% of a raw material component in both periods.

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

Sales Returns

Retailers may be permitted to return their unsold products. The Company regularly reviews and revises, as deemed necessary, its estimate of reserves for future sales returns based primarily upon historic trends and relevant current data including information provided by retailers regarding their inventory levels. In addition, as necessary, specific accruals may be established for significant future known or anticipated events. The types of known or anticipated events that we have considered, and will continue to consider, include, but are not limited to, the financial condition of our customers, store closings by retailers, changes in the retail environment and our decision to continue to support new and existing products. The Company records estimated reserves for sales returns as a reduction of sales, cost of sales and accounts receivable. Returned products are recorded as inventories and are valued based upon estimated realizable value. The physical condition and marketability of returned products are the major factors we consider in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavorably, from our estimates, if factors such as economic conditions, inventory levels or competitive conditions differ from our expectations. Returns and allowances aggregated $548,000 and $963,000 for the three and six month periods ended June 30, 2013. Returns and allowances aggregated $148,000 for the three and six month periods ended June 30, 2012.

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

Advertising and Promotion

Advertising and promotional costs are expensed as incurred and recorded as selling, general and administrative expenses. Advertising and promotional costs included in selling, general and administrative expenses were $765,600 and $726,600 for the three months ended June 30, 2013 and 2012, respectively, and $1,688,600 and $829,400 for the six months ended June 30, 2013 and 2012, respectively. Costs relating to gift with purchase promotions that are reflected in selling, general and administrative expenses aggregated $253,700 and $105,300 for the three months ended June 30, 2013 and 2012, respectively, and $315,100 and $105,300 for the six months ended June 30, 2013 and 2012, respectively.

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

Earnings Per Share

Basic and diluted loss per common share have been computed by dividing the losses applicable to common stock by the weighted average number of basic and diluted common shares outstanding. The Company’s basic and fully diluted EPS calculation for the three and six month periods ending June 30, 2013 and 2012 are the same as the increased number of shares that would be included in the dilutive calculation from assumed exercise of common stock equivalents and convertible debt would have been antidilutive as a result of the net loss in each of the periods shown. The potential dilution at June 30, 2013 and 2012 is approximately 444,850 and 19,850 shares, respectively.

Comprehensive Income

Comprehensive income is generally defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Items that are to be recognized under accounting standards as components of comprehensive income are displayed in statements of shareholders' equity. The Company had no material components of comprehensive income to be reclassified at June 30, 2013 and 2012, respectively.

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

Non-financial assets such as intangible assets and property, plant, and equipment are measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets in the first six months of 2013 or fiscal-year 2012.

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

2. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has significant operating losses since inception which raise substantial doubt about the Company’s ability to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses of $2.7 million and $1.8 million in the first six months of 2013 and 2012, respectively. In addition as described in Note 9 Commitments and Contingencies, we are involved in litigation that among other things may result in the loss of a license.  The operations of the Company have been funded through loans, related party borrowings, customer deposits, and contributed capital and obtaining operating services from vendors. Management’s plans to generate cash flow during 2013 include expanding the Company’s operations through building new relationships and entering into new license agreements to introduce new fragrance lines and raising additional capital through debt or equity offerings and continue to obtain operating services from vendors.in an effort to fund the Company’s anticipated expansion. There is no assurance additional capital or debt financing will be available to the Company on acceptable terms. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

3. Inventories

Inventories consist of the following:

	June 30, 2013	December 31, 2012

Inventories in transit	$1,349,115	$371,221
Raw materials	1,379,101	98,426
Finished goods	796,098	202,062
	$3,524,314	$671,709

4.  Equipment

Equipment consists of the following:

	June 30, 2013	December 31, 2012

Equipment	$395,413	$241,513
Less accumulated depreciation	(80,696)	(21,455)

Equipment, net	$314,717	$220,058

Depreciation expense included in continuing operations aggregated $59,241 for the six months ended June 30, 2013. There were no depreciable assets for the first six months of 2012.

5.  Accrued liabilities

Accrued liabilities consist of the following:

	June 30, 2013	December 31, 2012

Manufacturing fees	$422,603	$422,603
Deferred merchandise credit	553,688	646,808
Accrued royalties	180,643	-
Accrued retail returns	529,107	508,868
Accrued rent relating to former retail stores	1,385,335	1,385,335
Trade, construction payables and gift cards relating to former retail stores	822,675	849,054
Product returns	267,258	240,867
Other	546,729	161,810
Total	$4,708,038	$4,215,345

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

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

6. Loan Payable, and stockholder notes

Loan payable

Loan payable was $230,000 as of June 30, 2013 and December 31, 2012 and bears interest at 9% per year. The loan had an original maturity of August 2008, is in default, and shown as current.

Related party and stockholder notes

	Interest Rates	June 30, 2013	December 31, 2012

Chairman CEO principal shareholder note (a)	5%	$1,592,430	$1,765,655
Shareholder notes	0 - 12%	958,452	848,281
Related party loans (b)	0%	125,089	-
Total related party and stockholder notes		$2,675,971	$2,613,936

(a)
The chairman CEO principal shareholder note is payable in 35 payments of $94,121, commencing November 1, 2010 at 5%. The note, with interest must be paid by October 1, 2013. Interest expense for the three month period ended June 30, 2013 was $20,129. The Company did not make timely payments and therefore, the note is in default.

(b)	There is no note in connection with the related party loan therefore the balance is shown as current.

The loan payable and all related party and stockholder notes are in default or due in less than one year from the balance sheet dates and are shown as current.

7. Note payable related party

In January 2013, the Company borrowed $560,000 from a company controlled by the Chairman CEO principal shareholder of the Company. The loan is secured by property personally owned by the Chairman CEO principal shareholder and provides for monthly payments of interest only at 10% per year. The loan is due in January 2014.

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

As a result of the foregoing options, the Company has elected in accordance with ASC 815-15-30 to make a fair value election for Hybrid Financial Instruments and will initially measure and subsequently measure the instrument at fair value.  At June 30, 2013, the resulting derivative liability ($31,255) and the debenture were valued at $531,255.

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

9. Short term advances - related party

During the second quarter, the Company received short term advances from a related party totaling $1.3 million. There is no stated interest rate or repayment terms. The balance is shown as current as the Company expects to repay the advance within one year.

10.  Commitments and Contingencies

Leases

The Company’s rent expense for its office facilities in Hallandale and other space in Los Angeles amounted to approximately $107,000 for the first six months of 2013. There was no rent expense for the first six months of 2012. In the past, certain of the Company’s lessors provided the Company with lease incentives and were recorded as deferred lease incentives on the balance sheet in prior years. Certain of the Company's lease commitments are guaranteed by the principal officer/shareholder and other family members.

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

License Agreements

The Company is party to a number of license and other agreements for the use of trademarks and rights in connection with the manufacture and sale of its products expiring at various dates through 2018. Future advertising commitments are estimated based on planned future sales for the license terms that were in effect at December 31, 2012, without consideration for potential renewal periods. The amounts set forth below do not reflect the fact that our distributors share our advertising obligations. Royalty expense included in selling, general, and administrative expenses, aggregated $198,110 and $406,443 for the three and six months ended June 30, 2013, respectively, and $83,333 for the three and six months ended June 30, 2012, based on a percentage of net sales or a minimum, as defined.

Exclusive License Agreements

In July 2011, the Company entered into an exclusive fragrance licensing agreement to develop, manufacture and distribute fragrances under the Selena Gomez trademark. The initial term of the agreement expires in 2017, and is renewable for an additional five-year term if certain sales levels are met. The Company is required to pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. Payment of the minimum royalties is guaranteed by the chairman CEO principal shareholder and by another company that he controls. Sales under this license accounted for 24% of sales for the first six months of 2013.

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

On March 21, 2013, the Company received notice that it was in breach of this license. The Company has engaged counsel and is contesting this matter. See Litigation below.

In January 2012, the Company entered into an exclusive fragrance licensing agreement to develop, manufacture and distribute fragrances under the Adam Levine trademark. The initial term of the agreement expires in 2018, and is renewable for an additional five-year term if certain sales levels are met. The Company is required to pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. Payment of the minimum royalties is guaranteed by a company that is controlled by the chairman CEO principal shareholder of the Company. Sales under this license accounted for 76% of sales for the first six months of 2013.

In connection with certain of these license agreements, the Company is subject to minimum annual advertising commitments, minimum annual royalties and other commitments as follows:

2013	$4,400,000
2014	8,000,000
2015	11,700,000
2016	16,700,000
2017	13,300,000
Total	$54,100,000

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

In November 2011, the Company entered into a manufacturing agreement whereby the vendor was entitled to a manufacturing management fee equal to a percentage of cost of goods sold, with a pre-defined minimum fee. Also, in November 2011, the Company entered into a distribution agreement with the same company that manufactures its fragrance products. The agreement provides for this vendor to provide warehouse, logistic and administrative services. In accordance with the agreement, the vendor is entitled to a minimum guarantee management fee of $812,500 based on sales and other fees, as defined, based on volume of customers processed, per unit costs, hourly rates for assembly, handling, etc. incurred by this vendor. Both agreements are for one year with an automatic renewal, unless either party provides written notice of termination, as defined. In addition, the Company is required to grant a security interest in the products, as defined, to this vendor. In August 2012, the Company provided written timely notice of termination, and accordingly, the Company received notice that it owes certain minimum fees. In this connection, the Company has recorded approximately $423,000 on the accompanying balance sheets at June 30, 2013 and December 31, 2012. In addition, the Company received notice alleging a breach of the manufacturing agreement. This vendor owns finished goods and components aggregating approximately $1.7 million at December 31, 2012. The agreement provides that if, the Company does not purchase the finished goods and components within 15 days of termination, the vendor has the right to sell the remaining inventory at wholesale prices. The Company does not believe it owes or is committed to purchase the balance of the remaining finished goods and product components at December 31, 2012, based on its contract terms. Management along with the Company’s counsel believe that any amount or range of a potential liability cannot be reasonably estimated at this time.

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

On March 21, 2013 the Company was informed that the aforementioned supplier filed a lawsuit against the Company. The Company has retained counsel and is contesting this matter. See Litigation below.

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

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

11. Share-Based Compensation and Stock Incentive Plan

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

Share-based compensation aggregated $6,000 and $12,000 for the three and six months ended June 30, 2012, respectively. There was zero share-based compensation for the same periods of 2013.

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

The following table summarizes additional stock option information as of June 30, 2013.

Exercise price	Number outstanding	Options outstanding weighted average remaining contractual life	Options exercisable
$5.00	19,850	6	19,250
$0.75	300,000	10	300,000
Totals	319,850		319,250

As of June 30, 2013, the weighted average exercise price of options exercisable was $1.01 and the weighted average remaining contractual life of options exercisable was 9.01 years. The aggregate intrinsic value of options exercisable at June 30, 2013 is $0.

The following table summarizes stock option activity and related information for the six month period ended June 30, 2013:

	2013
	Options	Weighted Average exercise price
Shares under option - beginning of year	319,850	$1.01
Options granted	--	--
Options exercised	--	--
Options cancelled	--	--
Shares under options – June 30	319,850	1.01

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

12. Stock

Sales of unregistered shares and conversion of debt to common stock are as follows:

	Number of Shares
	2013	2012
Sales of unregistered Stock	15,000	15,000
Conversion of Debt to Common Stock	-	960,000
Total	15,000	975,000

In 2013, the sales of unregistered stock were sold at $4.00 per share. In 2012, the sales of unregistered stock were sold at $4.33 per share.

In November 2012, a company under common control converted debt with a face value of $960,000 at a $1.00 per share. The conversion price of the $960,000 of debt was in excess of the fair value of the common stock issued, as determined by an independent valuation specialist, and in accordance with ASC-470-50-40-2, such excess was credited to paid-in-capital.

13. Related Party Transactions

(a)	ID Perfumes has significant transactions with a company that is under common control.

In January 2012, the Company entered into a service agreement whereby the affiliate provided selling, general, administrative, and production services that was cancelled in August 2012 and incurred fees of $124,000. Interest free advances and repayments are made between these entities. Effective August 2012, the Company has been paying $13,000 a month for rent to the affiliate. In this connection, there is no formal arrangement between the Company and the affiliate. In addition, ID Perfumes accepted product returns from this affiliate’s customers to maintain its business relationships with certain current customers of ID Perfumes aggregating $67,000 and $300,000 for 2013 and 2012, which reduced the amounts due this affiliate on the Company’s balance sheet. Amounts due this affiliate aggregated approximately $286,570 and $1,048,000 as of June 30, 2013 and December 31, 2012, respectively.

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

During 2012, this affiliate exchanged $960,000 of its debt for 960,000 shares of the Company’s common stock. In November 2012, the Company along with its chairman CEO principal shareholder and COO guaranteed the repayment of a $1.2 million borrowing of this affiliate. The loan provides for monthly payments of interest only at 20% a year, and the loan balance is due in 2016. To date, no equity contributions or payments have been required to be made with respect to the guarantee. In this connection, the Company secured substantially all of its assets to the lender. As of June 30, 2013, the Company does not believe that it will be obligated to make payment on the guaranty and accordingly, has not recorded an obligation in connection therewith. The Company will reevaluate this contingency on an ongoing basis.

Effective July 2011, ID Perfumes entered into an exclusive supplier agreement with this affiliate. The agreement provides that the Company will be the exclusive fragrance supplier to the affiliate through August 2016 and the selling price to this affiliate will be the same price that the Company pays for its purchase of fragrance products, as defined. In July 2012, the affiliate sold its license and as a result, sales to this affiliate ceased. In this connection, sales to the affiliate aggregated $24,290 and $340,523 for the three and six month period ended June 30, 2012. There were no sales to this affiliate for the first six months of 2013.

(b)
In 2009, a company under common control acquired the membership interests of ID Perfume’s four media and publishing subsidiaries. Further, the affiliate signed a five year lease in June 2011 for approximately 1,500 square feet with the landlord for store premises located in San Diego and subleased the store to the Company. In this connection, rent expense aggregated $0 and $13,000 in 2013 and 2012, respectively and is included in discontinued operations. The store was used to sell the Company’s sports products. In addition, on September 1, 2012, ID Perfume’s last store and the related business operations were sold to this affiliate in exchange for assumption of the related affiliated debt aggregating $166,000, which resulted in the termination of the sublease and a gain of $63,000 which was reflected in discontinued operations during the third quarter of 2012.

(c)
In January 2012, the Company entered into a distribution agreement to sell its products in Mexico with a company owned by the brother of the Company’s chairman CEO principal shareholder. Among other things, the agreement provides that the distributor is entitled to reimbursement equal to the greater of a defined minimum or a percentage of spending on advertising and promotional activities incurred by the distributor. In this connection, the Company incurred $44,000 and $88,000 for the three and six month periods ended June 30, 2012. There were no reimbursement expenses for the first six months of 2013. During the three month and six month periods ended June 30, 2013, sales to this company aggregated $32,500. There were no sales to this company during the first six months of 2012. During March 2013, the above mentioned marketing allowance was modified to provide an allowance of 10% of net yearly purchases.

(d)
ID Perfumes sells to a company that is owned by an individual that owns shares of ID Perfume’s common stock. In this connection, sales to this company aggregated $135,691 and $371,669 for the three and six month periods ended June 30, 2013. There were no sales to this company during the first six months of 2012. This individual has also made loans to the Company. As of June 30, 2013 and December 31, 2012, $1,702,158 and $453,000 is owed to this individual for principal and interest for debt and short term borrowings. In addition, ID Perfumes has received deposits for future sales aggregating $975,490 and $1.2 million as of June 30, 2013 and December 31, 2012, respectively.

Since inception, the Company has borrowed significant amounts of money from the Company’s chairman CEO principal stockholder, affiliates and family. Attention is directed to the footnote 6 “Loan payable and stockholder notes” and footnote 7 “Note payable related party” for more information concerning these borrowings.

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

In January 2013, the Company borrowed $560,000 from a company controlled by the chairman CEO principal shareholder of the Company. Among other things, the loan is secured by property personally owned by the Chairman CEO principal shareholder, provides for interest at 10%, and is due on January 2014.

In January 2013, the Chief Operating Officer advanced the Company $130,000.

In February 2013, a family member of the chairman CEO principal shareholder of the Company loaned ID Perfumes $110,000.  The loan bears no interest and is due in one year.

In May 2013, a family member of the chairman CEO principal stockholder of the Company loaned ID Perfumes $100,000. The loan bears no interest and is due in one year.

14.  Variable interest entities

Two of the Company’s business affiliates are considered variable interest entities (VIE’s), as defined in ASC 810. The Company is not considered the primary beneficiary of, and therefore does not consolidate any of the VIE’s in which it holds a variable interest. The Company’s involvement with one of its VIE’s consisted of borrowing funds from the VIE, of which the balances at June 30, 2013 and December 31, 2012 were $286,570 and $1,048,488, respectively, guaranteeing a loan commencing November 2012 between the VIE and its lender in the amount of $1,200,000, and certain sales to the VIE. Additionally, the VIE made an equity investment in the Company and provided administrative services to the Company during 2012. Further, to maintain its business relationships with certain customers, the Company accepted $300,000 of the VIE’s product returns in December 2012. The Company’s maximum exposure to loss as of June 30, 2013 is the loan guarantee in excess of the balance owed the VIE.

The Company sold its last retail location to the other VIE during the third quarter of 2012. There was no activity with this VIE during 2013.

15. Discontinued Operations

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

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

Retail sales, reported in discontinued operations for the three and six month periods ended June 30, 2012 aggregated $40,426 and $68,797. In this connection, pre-tax losses reported in discontinued operations for the three and six month periods ended June 30, 2012 aggregated $187,255 and $381,108.  There were no discontinued operations balances for 2013.

In accordance with ASC 230-10-45-24, the Company has elected not to separately disclose cash flows from discontinued operations.

16. Segments and Geographic Areas

The Company manufactures and distributes one product line, fragrances and fragrance related products. Related party sales aggregated 3.9% and 9.9% of sales in the three and six month periods ended June 30, 2013 and 2.5% and 20.7% for the three and six month periods ended June 30, 2012. There are no assets located in Europe, Canada, or the Middle East. We have assets (Molds) in Asia.

The following tables present our geographic sales information:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
United States and the Caribbean	$2,974,372	$1,073,474	$3,179,807	$1,392,707
Latin America	220,655	-	253,156	-
Canada	121,507	-	437,547	-
Middle East and Southeast Asia	199,871	-	199,871	-

Total	$3,516,405	$1,073,474	$4,070,381	$1,392,707

17. Subsequent Events

On July 11, 2013, the Company entered into a Membership Interest and Share Exchange Agreement with Gigantic Parfums LLC, a company under common control, whereby the Company agreed to exchange 253,125 shares of its common stock for all the issued and outstanding membership interests of Gigantic, subject to rescission within 75 days.   Information regarding this acquisition is contained in the Company’s Form 8-k filed with the Securities and Exchange Commission on July 17, 2013.

On August 7, 2013, the Company signed a $230,000 promissory note with a third party.  The note is unsecured, bears no interest, with $100,000 to be repaid within 14 days and $130,000 to be repaid within 180 days.

On August 12, 2013, the Company issued a stock warrant to purchase up to 500,000 shares of common stock with an exercise price of $4.00 per share. The warrant expires August 31, 2018.

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

Employees

As of June 30, 2013 we had 23 full time and one part time employees.

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

Accounts Receivable

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by allowances for sales returns, cooperative advertising and doubtful accounts or balances which are estimated to be uncollectable. Accounts receivable balances are written-off against the allowance for doubtful accounts when they become uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the statement of income when received. We generally grant credit based upon our analysis of the customer’s financial position as well as previously established buying patterns.

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

Equipment and Other Long-Lived Assets

Equipment, consisting of molds, is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to our business model or changes in our capital spending strategy can result in the actual useful lives differing from our estimates. In those cases where we determine that the useful life of equipment should be shortened, we would depreciate the net book value in excess of the salvage value, over its revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of equipment, or market acceptance of products, could result in shortened useful lives.

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

Results of Operations

Three and Six Months Ended June 30, 2013 compared to the Three and Six Months Ended June 30, 2012

The following table sets forth the percentage relationship net sales to costs of sales for each of our reporting lines in our statements of operations. This table should be read in conjunction with the following discussion and with our condensed financial statements, including the related notes.

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2013	2012	Change	2013	2012	Change
Sales	$3,516,405	$1,073,474	328%	$4,070,381	$1,392,707	292%
Cost of sales	1,371,785	557,977	246%	1,810,205	784,854	231%
Gross margin	$2,144,620	$515,497	416%	$2,260,176	$607,853	372%
Gross margin as a percentage of sales	61.0%	48.0%		55.5%	46.1%

Revenues. Net Sales for the three months ended June 30, 2013 increased $2,442,931 or 328% as compared to the three months ended June 30, 2012, primarily due to the February 2013 launch of our Adam Levine fragrance line. Such increase was net of $548,198 of sales returns for the three months ended June 30, 2013. There were no returns for the three months ended June 30, 2012.  Net sales for the six months ended June 30, 2013 increased $2,677,674 or 292% as compared to the six months ended June 30, 2012, primarily due to the February 2013 launch of our Adam Levine fragrance line.

Gross Profit. Our gross profit as a percentage of sales for the three months ended June 30, 2013 increased 13% as compared to the three months ended June 30, 2012. This increase is primarily due to the launch of Adam Levine during February 2013 and a change in manufacturers resulting is decreased costs.  Our gross profit as a percentage of sales for the six months ended June 30, 2013 increased 9.4% as compared to the six months ended June 30, 2012. This increase is primarily related to the launch of Adam Levine during February 2013 and decreased costs.

In the three and six months ended June 30, 2013, sales were substantially to department stores, perfumeries, specialty retailers, mass-market retailers, domestic and international wholesalers and distributors which resulted in higher gross margins, but were decreased as a result of product returns. In addition, our sales in the second quarter of 2013 included $135,691 of sales to related parties, while the second quarter of 2012 had $27,290 in related party sales. In 2013, we expect continued increases in our international sales, primarily in Canada and the United Kingdom, as well as increases in domestic sales resulting from new product launches for existing celebrities.

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

Costs relating to gift with purchase (GWP) promotions are reflected in Selling, General and Administrative expenses and aggregated $253,700 for the three months ended June 30, 2013 as compared to $105,300 for the three months ended June 30, 2012. Accordingly, our gross margin may not be comparable to other companies, which may include these expenses as a component of cost of sales. Had this amount been included in cost of sales, our gross margins would be reduced by 7.2% for the second quarter of 2013.  Cost relating to GWP for the six months ended June 30, 2013 were $315,100 compared to $105,300 for the six months ended June 30, 2012.  Period to period increases in GWP costs are due to the addition of our Adam Levine fragrance line in February 2013.

Selling, general and administrative expenses - During the second half of 2011, the Company entered the fragrance business, and began to sign licensing, manufacturing and distribution agreements for fragrance products relating to a celebrity artist that it had signed to a five year license. During 2012, the Company began to sell its products to department stores, perfumeries, specialty retailers, mass-market retailers, domestic and international wholesalers and distributors. Sales growth in 2012 was due in great part to the launch and rollout of the fragrance products relating to Selena Gomez. During February 2013, the Company launched the Adam Levine fragrance line.  The related Selling, General and Administrative expenses are discussed below for the three and six months ended June 30:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Professional fees	$128,704	$143,806	$425,950	$448,035
Royalties	198,110	83,333	406,443	83,333
Advertising and Promotion	765,609	726,644	1,688,619	829,400
Management fee	-	129,128	-	331,666
Payroll	636,168	6,145	1,277,307	10,642
Other	680,976	195,363	1,033,523	222,000
	$2,409,567	$1,284,419	$4,831,842	$1,925,076

Professional fees – These expenses are primarily related to the Company hiring contractors/consultants and outside accountants and legal professionals to enable the Company to meet the filing requirements for the filing of Form 10. We have hired and are in the process of hiring internal accountants and expect our professional fees relating to contractors/consultants to decrease during the remainder of 2013, while we expect our payroll to increase to a lesser degree.  Additionally, the Company expects to incur additional legal fees throughout 2013 relating to our current litigation.

Royalties – Royalty expense includes the amortization and/or accrual of royalties pursuant to our fragrance licensing agreements. The Company is required to pay a minimum royalty, whether or not any product sales are made.  Royalty expense was $198,110 for the three months ended June 30, 2013 compared to $83,333 for the three months ended June 30, 2012.  The increase is due to the Adam Levine launch in February 2013 and related royalties for 2013 that did not exist in 2012.  Royalty expense was $406,443 for the six months ended June 30, 2013 compared to $83,333 for the six months ended June 30, 2012.  The increase was due to the Adam Levine launch in February 2013 and related royalties.  Additionally, Selena Gomez launched May 2012, having six months of royalty expense in 2013 compared to two months of royalty expense for the same period in 2012.

Advertising - The Company is required to spend minimum amounts for advertising based upon sales volume. These costs include promotional items, mailings, launch events, costs relating to gift with purchase promotions, department store models and domestic coop advertising expenses. Our annual advertising costs generally commence with each product launch. As a result, if our product launch occurs during the year, we would expect to incur more launch and advertising costs during the first few months following the product launch. The product launch for Adam Levine occurred in February 2013, and accordingly we had proportionately higher advertising costs following this launch. During the second quarter of 2013, the Company incurred $185,167 and $580,442 in advertising and promotion expenses for Selena Gomez and Adam Levine, respectively, for a total advertising and promotion expense of $765,609.  During the second quarter of 2012, the Company incurred $726,644 in advertising and promotion expenses for Selena Gomez. The decrease is due to the timing of product launches.  Substantial advertising and promotion costs are incurred for a product launch.  Selena Gomez launched May 2012 and there was no comparable launch during the second quarter of 2013. The Company is currently in compliance with minimum advertising requirements at June 30, 2013.

Payroll - Payroll includes compensation for marketing, sales, administration and executive personal and increased as a result of the product launch in 2013. The Company has internalized many of the accounting related contractor/consultant expenses that are included in professional fees during 2012 and the first quarter of 2013, resulting in a decrease in Professional Fees expense and an increase in Payroll expense.

Other - Included in other are three of our largest expenses, consisting of insurance, freight and manufacturer’s support fees. While we do not expect an increase in insurance expenses, there is no certainty that our insurance related expense will not significantly increase.  Freight and manufacturer’s support fees should increase or decrease proportionately with an increase or decrease in sales.

As we launch and roll out fragrances for new celebrities, our variable costs such as royalties, advertising and payroll are expected to increase.

Interest expense - Interest was incurred substantially to the Company’s chairman CEO principal shareholder and family members. Interest expense was $69,481 for the three months ended June 30, 2013 compared to $85,062 for the three months ended June 30, 2012. Interest expense decreased in comparing the first quarter of 2013 to the first quarter of 2012 due to decrease in factored receivables from period to period and a decrease in related interest expense.

Net income (loss) from continuing operation - As a result of the factors described above, the Company reported a net loss from continuing operations of $349,077 in the second quarter of 2013 compared to net loss of $853,894 in the second quarter of 2012. The decrease in our net loss from continuing operations is primarily due to a change in manufacturers resulting is decreased costs combined with a change in customer base resulting in more profitable sales. The Company reported net loss from continuing operations of $2,703,880 million for the six months ended June 30, 2013 compared to net loss of $1,455,713 for the six months ended June 30, 2012.  The increase in net loss from period to period is due to the Adam Levine fragrance line launch in February 2013 and the related costs to launch, including large advertising and promotion costs incurred around the launch date.

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

Retail sales, reported in discontinued operations, aggregated $40,426 and $68,797 for the three and six months ended June 30, 2012. Net loss, reported in discontinued operations, aggregated $187,255 and $381,108 for the three and six months ended June 30, 2012. This is attributable to the Company completing the disposition of its retail business during 2012.  The Company has not incurred and does not anticipate any additional discontinued operations amounts during 2013.

Two stores that were disposed in 2011, whose leases were terminated by the landlord, are currently leased by the landlord to a former employee. Management, and based on the opinion of counsel, believe that the Company is not obligated for any lease payments beyond the termination dates, nor obligated to return the lease incentives or lease concessions previously given to the Company in prior years, which aggregated $12.6 million at December 31, 2012. In the event the Company would have to pay such amount, the payment would have a material impact on the Company’s liquidity, capital resources and results of operations.

Earnings per share - We compute basic and diluted loss per common share by dividing the losses applicable to common stock by the weighted average number of common shares outstanding. Currently, our basic and fully diluted EPS calculations are the same for the three and six month periods ended June 30, 2013 and 2012, because any increase in the number of dilutive shares would be anti-dilutive due to our net loss.

Liquidity and Capital Resources

Our auditors have issued a going concern opinion on our audited financial statements for the years ended December 31, 2012 as we have experienced recurring losses and negative cash flows from operations.  In addition, we have a net capital deficiency.  These matters raise substantial doubt about our ability to continue as a going concern.

We had a working capital deficiency of $13.9 million and $11.1 million as of June 30, 2013 and December 31, 2012, respectively. The increase in our working capital deficiency was primarily related to the Company’s entry into the perfume business. As a result of our second brand licensing agreement, the Company anticipates it will require approximately $1.5 million to $2.1 million of sales per month to maintain its operations.

Our principal funding requirements are for inventory purchases, advertising expenses, paying down accounts payable and debt. These capital requirements generally have been satisfied through cash flows from operations, the issuance of common stock and notes payable to affiliates and related parties. Our liquidity is impacted by a number of factors, including sales levels, timing of accounts receivable collections, the amount of credit that our vendors extend to us, customer deposits and our borrowing capacity from Company’s chairman CEO principal shareholder and family members and affiliated companies owned and/or controlled by our Company’s chairman CEO and principal shareholder. As of June 30, 2013, our loan payable totaled $230,000 and our related party and stockholder notes payable totaled $3,235,971 with interest rates from zero to 12%. The terms of repayment of these loans ranged from 30 days to 3 years. Substantially, all loans payable and related party and stockholder notes are in default and shown as current as of June 30, 2013 and December 31, 2012. See note 6 “Loan payable and stockholder notes” and note 7 “Note payable related party” for further discussion. Due to affiliate of $286,570 at June 30, 2013 has no terms of repayment and is shown as current. Our accounts receivable were $1,324,254 at June 30, 2013. Our customers are generally given terms of payment within 30 days.

Cash used in operating activities of ($1,884,173) primarily represents income (loss) before depreciation and non-cash charges and is after changes in working capital. Cash provided by (used in) operating activities were due to changes in inventory ($2.9 million), accounts payable $3.4 million, accrued liabilities $493,000, and customer deposits $823,000. Working capital is significantly impacted by changes in accounts receivable, inventory, accounts payable and accrued liabilities and customer deposits. The Company’s shortage of cash results in increases in accounts payable and accrued liabilities resulting from the Company’s ability to extend its vendor terms to provide a significant portion of our liquidity. The Company’s cash position was positively impacted by customer deposits. The increase in our inventory is needed to support our expected sales growth primarily resulting from our licensing activities. All sales are invoiced in U.S dollars and all customer payments are received in U.S. dollars. The Company does not engage in hedging transactions and believes that it is not subject to foreign currency related risks.

Net cash used in investing activities of ($154,000) represents the purchases of molds which are used for product development. These purchases vary based on the number of new products we are developing each year. Our business is not capital intensive as we do own any manufacturing facilities and as such we have no material commitments for capital expenditures.

Net cash provided by financing activities was $1.7 million. Such increase in cash reflects the excess of net borrowings from related parties and stockholders of $62,000, proceeds from the issuance of convertible debenture of $500,000, borrowings from a related company of $560,000, proceeds from short term borrowings-related party of $1.3 million and proceeds from the issuance of common stock of $60,000 over repayment of advances from affiliated company of $762,000. We have no available short-term lines of credit or any long term borrowing arrangements with any financial institution and as such we are dependent of related party borrowings, the issuance of stock, and other financial debt sources to provide cash for our financing activities.

Our cash position was $4,000 and $316,000 at June 30, 2013 and December 31, 2012, respectively.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2013, we have guaranteed the repayment of a $1.2 million borrowing of Gigantic Parfums, LLC, a company under common control. The loan provides for monthly payments of interest only at 20%, and the loan balance is due in 2016. In the event the loan is prepaid, the maximum amount of total repayment including interest could aggregate $2.26 million as of June 30, 2013. The Company secured substantially all of its assets for this loan. We have not recorded any liabilities associated with the aforementioned guaranty as of June 30, 2013 or December 31, 2012. Gigantic is current on its loan payments as of June 30, 2013.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes in our risk factors since the filing of Amendment Number Four to our Form 10 filed August 5, 2013.

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

During the period covered by this Report, there were no sales of unregistered securities.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 14, 2013 on its behalf by the undersigned, thereunto duly authorized.

ID Perfumes

By:	/s/ Ilia Lekach
Ilia Lekach
Chief Executive Officer

By:	/s/ Ilia Lekach
Ilia Lekach
Chief Financial Officer