Form 10-Q
period 2013-09-30
ID Perfumes, Inc.
filed 2013-11-18
CIK 1398235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013.

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
Yes  ☑ No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑ No  ☐.

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

As of November 18, 2013 the registrant's outstanding common stock consisted of 4,115,837 shares, $0.001 par value.

ID PERFUMES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
ID PERFUMES, INC.
Condensed Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,485	$316,138
Accounts receivable	178,982	-
Inventory	2,390,543	671,709
Prepaid royalties	-	166,667
Prepaid expenses and other current assets	18,118	51,784
Deposits	-	64,822
Total Current Assets	2,591,128	1,271,120

Equipment, net	197,389	220,058
Deposits	46,377	46,377
	243,766	266,435

Total Assets	$2,834,894	$1,537,555

Liabilities and Shareholders’ Deficiency

Current Liabilities:
Accounts payable	$4,217,524	$1,496,272
Accrued liabilities	4,542,000	4,215,345
Loans payable	463,076	230,000
Note payable, related party	560,000	-
Debenture payable and related derivative liability	556,530	-
Current portion of related party and stockholder notes	99,930	2,613,936
Accrued interest payable to related party and stockholder notes	1,025,729	938,544
Short term liabilities – related party	548,826	-
Due to affiliate	100,919	1,048,488
Customer deposits	872,935	599,034
Customer deposits – related parties	711,727	1,241,449
Total Current Liabilities	13,699,196	12,383,068

Long Term Liabilities:
Note payable	900,000	-
Long term portion of related party and stockholder notes	2,650,408	-
Total Long Term Liabilities	3,550,408	-

Total Liabilities	17,249,604	12,383,068

Commitments and contingencies

Shareholders’ Deficiency
Common stock, $0.001 par value per share; authorized 10,000,000 shares, issued and outstanding 4,115,837 and 4,100,837 at September 30, 2013 and December 31, 2012, respectively	4,115	4,100
Preferred stock, $0.001 par value per share; authorized 5,000,000 shares, -0-issued and outstanding at September 30, 2013 and December 31, 2012, respectively
Additional paid-in capital	24,461,552	24,301,567
Accumulated deficit	(38,880,377)	(35,151,180)

Total Shareholders’ Deficiency	(14,414,710)	(10,845,513)

Total Liabilities and Shareholders’ Deficiency	$2,834,894	$1,537,555

The accompanying notes are an integral part of these unaudited condensed financial statements.

ID PERFUMES, INC.
Condensed Statements of Operations
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Sales
Sales	$1,832,103	$2,727,734	$5,498,316	$3,618,727
Sales - related parties	135,998	72,056	540,167	573,769
	1,968,101	2,799,790	6,038,483	4,192,496
Cost of sales	1,325,772	1,643,667	3,135,968	2,428,521
Gross Profit	642,329	1,156,123	2,902,515	1,763,975
Selling, general and administrative expenses	1,657,470	2,184,687	6,489,312	4,109,763
Operating loss	(1,015,141)	(1,028,564)	(3,586,797)	(2,345,788)

Other income / (expense)
Interest expense	(70,351)	(92,842)	(191,759	(231,332)
Gain on disposition of license	65,454	-	65,454	-
Other	(5,288)	-	(16,095)	-
	(10,185)	(92,842)	(142,400)	(231,332)

Loss from continuing operations	(1,025,326)	(1,121,406)	(3,729,197)	(2,577,120)

Discontinued operations:
Net loss	-	(126,370)	-	(507,478)
Gain on disposal – related party		63,223		63,223
Loss from discontinued operations	-	(63,147)	-	(444,255)

Net loss	$(1,025,326)	$(1,184,553	$(3,729,197)	$(3,021,375)

Continuing operations	(0.25)	(0.35)	(0.91)	(0.82)
Discontinued operations	-	(0.02)	-	(0.14)
Net income (loss) per share	$(0.25)	$(0.37)	$(0.91)	(0.96)

Weighted average number of common shares outstanding, Basic and Diluted	4,115,837	3,125,837	4,112,247	3,125,837

The accompanying notes are an integral part of these unaudited condensed financial statements.

ID PERFUMES, INC.
Condensed Statements of Stockholders' Deficiency
For the Year Ended December 31, 2012 and the Nine Months Ended September 30, 2013

	Common Shares	Common Shares	Additional Paid In Capital	Accumulated Deficit	Total Deficiency
Balance at January 1, 2012	3,125,837	$3,125	$23,223,542	$(30,896,244)	$(7,669,577)

Issuance of common stock for cash	15,000	15	64,985	-	65,000

Issuance of common stock for conversion of related party debt	960,000	960	959,040	-	960,000

Share-based compensation	-	-	54,000	-	54,000

Net loss	-	-	-	(4,254,936)	(4,254,936)

Balance at December 31, 2012	4,100,837	$4,100	$24,301,567	$(35,151,180)	$(10,845,513)

Issuance of common stock for cash	15,000	15	59,985	-	60,000

Issuance of warrants			100,000		100,000

Net loss	-	-	-	(3,729,197)	(3,729,197)

Balance at September 30, 2013 (unaudited)	4,115,837	$4,115	$24,461,552	$(38,880,377)	$(14,414,710)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ID PERFUMES, INC.
Condensed Statements of Cash Flows
For the Nine Months Ended September 30,
(Unaudited)

	2013	2012

Cash from Operating Activities:
Net loss	$(3,729,197)	$(3,021,375)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	88,764	3,787
Amortization	166,667	208,333
Share based compensation	-	54,000
Issuance of warrants	100,000	-
Gain on disposal – related party	-	(63,223)
Change in fair value of derivative liability	56,530	-
Changes in assets and liabilities:
Accounts receivable	(178,982)	(373,071)
Inventory	(1,718,834)	(189,717)
Prepaid expenses and other assets	33,666	40,225
Deposits	64,822	(46,377)
Assets held for sale	-	(8,953)
Accounts payable	2,721,252	715,473
Accrued liabilities	326,654	1,789,353
Accrued interest payable to related party and shareholder notes	87,185	152,359
Customer deposits	(255,821)	358,200
Liabilities held for sale	-	88,021

Total Adjustments	1,491,903	2,728,410

Net Cash Used in Operating Activities	(2,237,294)	(292,965)

Cash Flows from Investing Activities:
Purchase of property and equipment, net	(153,900)	(66,473)
Disposal of property and equipment, net	87,805	-

Net Cash Used in Investing Activities	(66,095)	(66,473)

Cash Flows from Financing Activities:
Proceeds from related party and stockholder notes	540,000	-
Repayment of related party and stockholder notes	(403,598)	(536,414)
Proceeds from notes payable	333,076	-
Repayment of notes payable	(100,000)
Proceeds from notes payable, related party	560,000	-
Proceeds from debenture payable	500,000	-
Proceeds from affiliate borrowings	-	912,704
Repayment of due to affiliate	(47,569)	-
Borrowings from Factor	12,457	2,303,117
Repayments to Factor	(12,457)	(2,303,117)
Proceeds from short term borrowings – related party	1,594,603	-
Repayment of short term borrowings – related party	(1,045,776)	-
Proceeds from issuance of common stock	60,000	-

Net Cash Provided by Financing Activities	1,990,736	376,290

Net (Decrease) Increase in Cash and Cash Equivalents	(312,653)	16,852

Cash and Cash Equivalents – January 1	316,138	7,988

Cash and Cash Equivalents – September 30	$3,485	$24,840

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$38,606	$78,969

Supplemental Disclosures of Non-Cash Information:
Assumption of guaranteed related party debt	$900,000	-

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

All of our prestige fragrance brands are licensed from unaffiliated third parties and our business is dependent upon the continuation and renewal of such licenses. Revenues generated from one such license represented 41% and 65% of our net sales for the quarter and nine months ended September 30, 2013 and from another license represented 81% and 79% or our net sales for the quarter and nine months ended September 30, 2012 No such sales were in the first three quarters of 2012.

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

In June 2012 the Company entered into a factoring arrangement whereby the Factor agreed to purchase without recourse up to $2 million of the face value of approved retailers’ valid accounts receivable, subject to a 35% reserve. The Company removes such receivables from its financial statements upon sale. Interest is based on the “Prime Rate”. The agreement was for 6 months with renewal provisions. For the nine months ended September 30, 2013 and 2012, the Company had borrowed and repaid an aggregate of $12,457 and $2,303,117 respectively, and this amount is reflected in Financing Activities in the statement of cash flows. At September 30, 2013, and December 31, 2012, no amounts were due to the Factor.  The agreement was terminated May 8, 2013.

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

Equipment

Equipment is stated at cost less accumulated depreciation. At September 30, 2013, equipment represents molds used in the production of perfume components. Depreciation is provided using the straight-line method over the estimated useful lives for equipment of three years.

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

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

Three customers accounted for 87% of net sales for the third quarter of 2013 and 63% of net sales for the first nine months of 2013. The Company is dependent upon a limited number of suppliers for its primary components and manufacturing process.

Purchases from four vendors aggregated 96% of total purchases for the three months ended September 30, 2013 and purchases from three vendors aggregated 73% of total purchases for the nine months ended September 30, 2013.  In addition, another vendor provided 100% of a raw material component in both periods.

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

We offer trade allowances and other sales incentives to customers in the normal course of business. We also have arrangements with customers pursuant to our trade terms to reimburse them for a portion of their advertising costs which provide advertising benefits to us or incentivize our retail customers or the end consumer. These arrangements include mark down allowance, cooperative advertising spending, retail marketing and miscellaneous allowances (collectively, “trade allowances”). Trade allowances are provided for based on estimates, including anticipated deductions to be taken by our customers for the trade allowance programs provided to them, and historical experience. Trade allowances cost, if any, are recorded as incurred as an offset against sales in our condensed statements of operation. Other sales incentives are recorded upon shipment to customers. We also record certain non-cash consideration given to customers for trade allowance programs as a reduction of sales in our statements of operations. We have not experienced any material differences between the trade allowance accruals and actual trade allowances. Shipping and handling costs are not billed to the customers.

Sales Returns

Retailers may be permitted to return their unsold products. The Company regularly reviews and revises, as deemed necessary, its estimate of reserves for future sales returns based primarily upon historic trends and relevant current data including information provided by retailers regarding their inventory levels. In addition, as necessary, specific accruals may be established for significant future known or anticipated events. The types of known or anticipated events that we have considered, and will continue to consider, include, but are not limited to, the financial condition of our customers, store closings by retailers, changes in the retail environment and our decision to continue to support new and existing products. The Company records estimated reserves for sales returns as a reduction of sales, cost of sales and accounts receivable. Returned products are recorded as inventories and are valued based upon estimated realizable value. The physical condition and marketability of returned products are the major factors we consider in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavorably, from our estimates, if factors such as economic conditions, inventory levels or competitive conditions differ from our expectations. Returns and allowances aggregated $93,156 and $1,055,786 for the three and nine month periods ended September 30, 2013. Returns and allowances aggregated $276,797 and $425,168 for the three and nine month periods ended September 30, 2012.

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

Advertising and Promotion

Advertising and promotional costs are expensed as incurred and recorded as selling, general and administrative expenses. Advertising and promotional costs included in selling, general and administrative expenses were $242,998 and $883,642 for the three months ended September 30, 2013 and 2012, respectively, and $1,931,617 and $1,713,043 for the nine months ended September 30, 2013 and 2012, respectively. Costs relating to gift with purchase promotions that are reflected in selling, general and administrative expenses aggregated $2,563 and $118,785 for the three months ended September 30, 2013 and 2012, respectively, and $317,709 and $224,120 for the nine months ended September 30, 2013 and 2012, respectively.

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

Earnings Per Share

Basic and diluted loss per common share have been computed by dividing the losses applicable to common stock by the weighted average number of basic and diluted common shares outstanding. The Company’s basic and fully diluted EPS calculation for the three and nine month periods ending September 30, 2013 and 2012 are the same as the increased number of shares that would be included in the dilutive calculation from assumed exercise of common stock equivalents, warrants and convertible debt would have been antidilutive as a result of the net loss in each of the periods shown. The potential dilution at September 30, 2013 and 2012 is approximately 944,850 and 319,850 shares, respectively.

Comprehensive Income

Comprehensive income is generally defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Items that are to be recognized under accounting standards as components of comprehensive income are displayed in statements of shareholders' equity. The Company had no material components of comprehensive income to be reclassified at September 30, 2013 and 2012, respectively.

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

Non-financial assets such as intangible assets and property, plant, and equipment are measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets in the first nine months of 2013 or fiscal-year 2012.

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

2.  Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has significant operating losses since inception which raise substantial doubt about the Company’s ability to continue as a going concern. As shown in the accompanying condensed financial statements, the Company has incurred net losses of $3.7 million and $3.0 million in the first nine months of 2013 and 2012, respectively. In addition as described in Note 11 Commitments and Contingencies, we were involved in litigation that resulted in the termination of a license. The operations of the Company have been funded through loans, related party borrowings, customer deposits, contributed capital, factoring and obtaining operating services from vendors. Management’s plans to generate cash flow during 2013 include expanding the Company’s operations through building new relationships and entering into new license agreements to introduce new fragrance lines and raising additional capital through debt or equity offerings and continue to obtain operating services from vendors in an effort to fund the Company’s anticipated expansion. There is no assurance additional capital or debt financing will be available to the Company on acceptable terms. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

3. Inventories

Inventories consist of the following:

	September 30, 2013	December 31, 2012

Inventories in transit	$562,899	$371,221
Raw materials	1,271,571	98,426
Finished goods	556,073	202,062
	$2,390,543	$671,709

At September 30, 2013, the Company wrote-down inventory of $432,000 relating to the Selena Gomez settlement.  See Note 11 Commitments and Contingencies.

4.  Equipment

Equipment consists of the following:

	September 30, 2013	December 31, 2012

Equipment	$272,000	$241,513
Less accumulated depreciation	(74,611)	(21,455)
Equipment, net	$197,389	$220,058

Depreciation expense included in continuing operations aggregated $29,523 and $3,787, and $88,764 and $3,787 for the three and nine month periods ended September 30, 2013 and 2012, respectively.

During the third quarter, the Company disposed of molds with a net book value of $87,805 relating to the Selena Gomez settlement.  See Note 11 Commitments and Contingencies.

5.  Accrued liabilities

Accrued liabilities consist of the following:

	September 30, 2013	December 31, 2012

Manufacturing fees	$422,603	$422,603
Deferred merchandise credit	542,601	646,808
Accrued royalties	179,026	-
Accrued retail returns	543,488	508,868
Accrued rent relating to former retail stores	1,385,335	1,385,335
Trade, construction payables and gift cards relating to former retail stores	812,532	849,054
Product returns	304,418	240,867
Other	351,997	161,810
Total	$4,542,000	$4,215,345

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

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

6. Loans Payable, and stockholder notes

Loans payable, short term

Loans payable were $463,076 as of September 30, 2013 and $230,000 as of December 31, 2012, and consists of the following:

During May 2008, the Company signed a $400,000 promissory note with a third party.  The note bears interest at 9% per year. The loan had an original maturity of August 2008, is in default, and the outstanding balance of $230,000 is shown as current.

On August 7, 2013, the Company signed a $230,000 promissory note with a third party. The note is unsecured, bears no interest, with $100,000 to be repaid within 14 days and $130,000 to be repaid within 180 days.  The Company repaid $100,000 during September 2013 and borrowed an additional $103,076 on September 27, 2013, due in 180 days, leaving an outstanding balance of $233,076 at September 30, 2013, which is shown as current.

Loans payable, long term

In November 2012, the Company along with its chairman CEO principal shareholder guaranteed the repayment of a $1.2 million borrowing of Gigantic Parfums, LLC, (Gigantic) a company under common control, from Parfums Investment, LLC.  The loan provides for monthly payments of interest only at 20% per year and is due in November 2016.  The Company secured substantially all of its assets to the lender.  The balance on this obligation was $900,000 at September 30, 2013.

As a result of Gigantic winding down its business activities, essentially the Company became the primary obligor of the debt and accordingly assumed the $900,000 debt to Parfums Investments and reduced $900,000 of its debt to Gigantic as of September 30, 2013.

Related party and stockholder notes

	Interest Rates	September 30, 2013	December 31, 2012

Chairman CEO principal shareholder note (a)	5%	$1,505,147	$1,765,655
Shareholder notes (b)	0 - 12%	1,128,102	848,281
Related party loans (c)	0%	117,089	-
Total related party and stockholder notes		$2,750,338	$2,613,936
Current portion of related party and stockholder notes		99,930	2,613,936
Long-term portion of related party and stockholder notes		$2,650,408	$-

(a)
The chairman CEO principal shareholder note is payable in 35 payments of $94,121, commencing November 1, 2010 at 5%. The note is due October 1, 2013. Interest expense for the three and nine month periods ended September 30, 2013 was $20,244 and $61,319. On September 30, 2013, the Company renegotiated the due date of this note to December 31, 2015.  The balance is shown as long-term at September 31, 2013.

(b)
For periods through June 30, 2013, certain of the Company’s loans were in default or due in one year of less and therefore shown as current. On September 30, 2013, the Company renegotiated due dates of December 31, 2015 for five Shareholder notes.  A total of $1,028,173 was reclassified from short-term to long-term at September 30, 2013.

During September 2013, a related party converted $200,000 of non-interest bearing customer deposits into a $200,000, 12% Shareholder note with no specific repayment terms.  The note is due December 15, 2015 and is shown as long-term.

(c)
For periods through June 30, 2013, there was no note in connection with the related party loan, and the balance was shown as current. On September 30, 2013, the Company negotiated a due date of December 31, 2015 and therefore, at September 30, 2013, the balance is shown a long-term.

Minimum future loans and related party and stockholder notes annual payments are as follows:

2014	$563,636
2015	2,650,408
2016	900,000
Total	$4,114,044

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

As a result of the foregoing options, the Company has elected in accordance with ASC 815-15-30 to make a fair value election for Hybrid Financial Instruments and will initially measure and subsequently measure the instrument at fair value.  At September 30, 2013, the resulting derivative liability ($56,530) and the debenture were valued at $556,530.

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

9.  Short term advances - related party

During the second quarter, the Company received short term advances from a related party totaling $1.3 million. There is no stated interest rate or repayment terms. The balance of $548,826 at September 30, 2013, includes both cash advanced and discounts earned and is shown as current as the Company expects to repay the advance June 30, 2014.

10.  Warrants

On August 12, 2013, the Company issued a stock warrant to one of its customers, who also provides financing to the Company, to purchase up to 500,000 shares of common stock with an exercise price of $4.00 per share. The warrants are exercisable immediately and expire August 31, 2018.  The warrants were valued at $100,000, as determined by an independent valuation specialist, and are considered a sales incentive, in accordance with ASC 650-50. The Company recognized a $100,000 reduction of sales and credited paid-in-capital.

11. Commitments and Contingencies

Leases

The Company’s rent expense for its office facilities in Hallandale and other space in Los Angeles amounted to approximately $54,000 and $49,000 for the three months ended September 31, 2013 and 2012, respectively, and $161,000 and $49,000 for the nine months ended September 31, 2013 and 2012, respectively.  There was no rent expense for the first six months of 2012. In the past, certain of the Company’s lessors provided the Company with lease incentives and were recorded as deferred lease incentives on the balance sheet in prior years. Certain of the Company's lease commitments are guaranteed by the principal officer/shareholder and other family members.

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

License Agreements

The Company is party to a number of license and other agreements for the use of trademarks and rights in connection with the manufacture and sale of its products expiring at various dates through 2018. Future advertising commitments are estimated based on planned future sales for the license terms that were in effect at December 31, 2012, without consideration for potential renewal periods. The amounts set forth below do not reflect the fact that our distributors share our advertising obligations. Royalty expense included in selling, general, and administrative expenses, aggregated $181,218 and $587,661 for the three and nine months ended September 30, 2013, respectively, and $125,000 and $208,333 for the three and nine months ended September 30, 2012, based on a percentage of net sales or a minimum, as defined.

Exclusive License Agreements

In July 2011, the Company entered into an exclusive fragrance licensing agreement to develop, manufacture and distribute fragrances under the Selena Gomez trademark. The initial term of the agreement expires in 2017, and is renewable for an additional five-year term if certain sales levels are met. The Company is required to pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. Payment of the minimum royalties is guaranteed by the chairman CEO principal shareholder and by another company that he controls. Sales under this license accounted for 35% of sales for the first nine months of 2013.

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

On March 21, 2013, the Company received notice that it was in breach of this license. The license was terminated September 9, 2013 without further liability to either party. See Commitments and Contingencies below.

In January 2012, the Company entered into an exclusive fragrance licensing agreement to develop, manufacture and distribute fragrances under the Adam Levine trademark. The initial term of the agreement expires in 2018, and is renewable for an additional five-year term if certain sales levels are met. The Company is required to pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. Payment of the minimum royalties is guaranteed by a company that is controlled by the chairman CEO principal shareholder of the Company. Sales under this license accounted for 65% of sales for the first nine months of 2013.

On October 1, 2013, the Company entered into an exclusive license agreement (the “License Agreement”) with Kendall Jenner Inc. (the “Licensor”).   See Subsequent Events.

In connection with certain of these license agreements, the Company is subject to minimum annual advertising commitments, minimum annual royalties and other commitments as follows:

2013	$4,200,000
2014	6,300,000
2015	7,600,000
2016	10,600,000
2017	13,600,000
Total	$42,300,000

The Company has granted a security interest in certain licenses in connection with a note payable.

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

In November 2011, the Company entered into a manufacturing agreement whereby the vendor was entitled to a manufacturing management fee equal to a percentage of cost of goods sold, with a pre-defined minimum fee. Also, in November 2011, the Company entered into a distribution agreement with the same company that manufactures its fragrance products. The agreement provides for this vendor to provide warehouse, logistic and administrative services. In accordance with the agreement, the vendor is entitled to a minimum guarantee management fee of $812,500 based on sales and other fees, as defined, based on volume of customers processed, per unit costs, hourly rates for assembly, handling, etc. incurred by this vendor. Both agreements are for one year with an automatic renewal, unless either party provides written notice of termination, as defined. In addition, the Company is required to grant a security interest in the products, as defined, to this vendor. In August 2012, the Company provided written timely notice of termination, and accordingly, the Company received notice that it owes certain minimum fees. In this connection, the Company has recorded approximately $423,000 on the accompanying balance sheets at September 30, 2013 and December 31, 2012. In addition, the Company received notice alleging a breach of the manufacturing agreement. This vendor owns finished goods and components aggregating approximately $1.7 million at December 31, 2012. The agreement provides that if, the Company does not purchase the finished goods and components within 15 days of termination, the vendor has the right to sell the remaining inventory at wholesale prices. The Company does not believe it owes or is committed to purchase the balance of the remaining finished goods and product components at December 31, 2012, based on its contract terms. Management along with the Company’s counsel believe that any amount or range of a potential liability cannot be reasonably estimated at this time.

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

Litigation

On March 11, 2013 Victory International (USA) LLC (“Victory”) filed a lawsuit against ID Perfumes.  The lawsuit was filed in the United States District Court, District of New Jersey (Civil Action No. cv-01465-FSH-PS).  The lawsuit seeks damages in excess of $1.2 million as well as injunctive relief.  We have filed affirmative defenses and a counterclaim against Victory for breach of contract. We are seeking compensatory, consequential and economic damages in excess of $45 million.  (See Company’s Form 10-Q filed August 14, 2013 and on May 20, 2013 for additional information.)

As reported in the Company’s Form 8-k filed September 17, 2013 we have settled the lawsuit which we filed against Selena Gomez and July Moon Productions.  With the execution of the Settlement Agreement and Mutual Release, the Licensing Agreement with Selena Gomez has been terminated. The Company recognized a net gain of $65,454 in connection with the Settlement Agreement. The Company filed a Form 8-k on September 17, 2013 reporting the settlement.

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

12. Share-Based Compensation and Stock Incentive Plan

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

Share-based compensation aggregated $54,000 for the three and nine months ended September 30, 2012, respectively.  There was zero share-based compensation for the same periods of 2013.

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

The following table summarizes additional stock option information as of September 30, 2013.

Exercise price	Number outstanding	Options outstanding weighted average remaining contractual life	Options exercisable
$5.00	19,850	5.5	19,850
$0.75	300,000	9	300,000
Totals	319,850		319,850

As of September 30, 2013, the weighted average exercise price of options exercisable was $1.01 and the weighted average remaining contractual life of options exercisable was 8.76 years. The aggregate intrinsic value of options exercisable at September 30, 2013 is $0.

The following table summarizes stock option activity and related information for the nine month period ended September 30, 2013:

	2013
	Options	Weighted Average exercise price
Shares under option - beginning of year	319,850	$1.01
Options granted	--	--
Options exercised	--	--
Options cancelled	--	--
Shares under options – September 30	319,850	1.01

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

13. Stock

Sales of unregistered shares and conversion of debt to common stock are as follows:

	Number of Shares
	2013	2012
Sales of unregistered Stock	15,000	15,000
Conversion of Debt to Common Stock	-	960,000
Total	15,000	975,000

In 2013, the sales of unregistered stock were sold at $4.00 per share. In 2012, the sales of unregistered stock were sold at $4.33 per share.

In November 2012, a company under common control converted debt with a face value of $960,000 at a $1.00 per share. The conversion price of the $960,000 of debt was in excess of the fair value of the common stock issued, as determined by an independent valuation specialist, and in accordance with ASC 470-50-40-2, such excess was credited to paid-in-capital.

14. Related Party Transactions

(a)	ID Perfumes has significant transactions with a company that is under common control.

In January 2012, the Company entered into a service agreement whereby the affiliate provided selling, general, administrative, and production services that was cancelled in August 2012 and incurred fees of $124,000. Interest free advances and repayments are made between these entities. Effective August 2012, the Company has been paying $13,000 a month for rent relating to a lease that the affiliate entered into on the Company’s behalf. In this connection, there is no formal arrangement between the Company and the affiliate. The Company has assumed the lease.  In addition, ID Perfumes accepted product returns from this affiliate’s customers to maintain its business relationships with certain current customers of ID Perfumes aggregating $67,000 and $300,000 for 2013 and 2012, which reduced the amounts due this affiliate on the Company’s balance sheet. Amounts due this affiliate aggregated approximately $100,900 and $1,048,500 as of September 30, 2013 and December 31, 2012, respectively.

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

During 2012, this affiliate exchanged $960,000 of its debt for 960,000 shares of the Company’s common stock. In November 2012, the Company along with its chairman CEO principal shareholder and COO guaranteed the repayment of a $1.2 million borrowing of this affiliate, Gigantic Parfums, from Parfums Investment, LLC. The loan is secured by substantially all of the assets of the Company.  The loan provides for monthly payments of interest only at 20% a year, and the loan balance is due in 2016. The balance on this obligation was $900,000 at September 30, 2013.

As a result of Gigantic winding down its business activities, essentially the Company became the primary obligor of the debt and accordingly assumed the $900,000 debt to Parfums Investments and reduced $900,000 of its debt to Gigantic as of September 30, 2013.

In July 2013, the Company entered into a Membership Interest and Share Exchange Agreement which was subject to rescission.  The Agreement was rescinded in September 2013.

Effective July 2011, ID Perfumes entered into an exclusive supplier agreement with this affiliate. The agreement provides that the Company will be the exclusive fragrance supplier to the affiliate through August 2016 and the selling price to this affiliate will be the same price that the Company pays for its purchase of fragrance products, as defined. In July 2012, the affiliate sold its license and as a result, sales to this affiliate ceased. In this connection, sales to the affiliate aggregated $15,962 and $511,576 for the three and nine month periods ended September 30, 2012. There were no sales to this affiliate for the first nine months of 2013.

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

(c)
In January 2012, the Company entered into a distribution agreement to sell its products in Mexico with a company owned by the brother of the Company’s chairman CEO principal shareholder. Among other things, the agreement provides that the distributor is entitled to reimbursement equal to the greater of a defined minimum or a percentage of spending on advertising and promotional activities incurred by the distributor. In this connection, the Company incurred $44,000 and $88,000 for the three and nine month periods ended September 30, 2012. There were no reimbursement expenses for the first nine months of 2013. During the three and nine months ended September 31, 2013, sales to this company aggregated $41,987 and $74,487, and during the three month and nine month periods ended September 30, 2012, sales to this company aggregated $49,500. During March 2013, the above mentioned marketing allowance was modified to provide an allowance of 10% of net yearly purchases.

(d)
ID Perfumes sells to a company that is owned by an individual that owns shares of ID Perfume’s common stock. In this connection, sales to this company aggregated $94,000 and $709,000 for the three and nine month periods ended September 30, 2013. Sales to this company were $3,600 during the three and nine month periods ended September 31, 2012. This individual has also made loans to the Company. As of September 30, 2013 and December 31, 2012, $1.2 million and $453,000 is owed to this individual for principal and interest for the debt and short term borrowings. In addition, ID Perfumes has received deposits for future sales aggregating $712,000 and $1.2 million from this related party as of September 30, 2013 and December 31, 2012, respectively.

Since inception, the Company has borrowed significant amounts of money from the Company’s chairman CEO principal stockholder, affiliates and family. Attention is directed to the footnote 6 “Loan payable and stockholder notes” and footnote 7 “Note payable related party” for more information concerning these borrowings.

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

In January 2013, the Company borrowed $560,000 from a company controlled by the chairman CEO principal shareholder of the Company. Among other things, the loan is secured by property personally owned by the Chairman CEO principal shareholder, provides for interest at 10%, and is due in January 2014.

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

15.  Mergers and Acquisitions

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

On September 23, 2013 ID Perfumes, Inc. entered into a Rescission Agreement with Gigantic Parfums Inc. and those members of Gigantic who were signatories to the Membership Interest and Share Exchange Agreement (the “Share Exchange Agreement”) dated July 11, 2013 and filed as an exhibit to the Company’s Form 8-k filed with the Securities and Exchange Commission on July 17, 2013.  The Rescission Agreement provides in part that that the terms and conditions as set forth   in the Share Exchange Agreement shall be deemed fully rescinded and the respective benefits, liabilities or obligations imposed under the Share Exchange Agreement shall be cancelled and made void.  The Company filed an 8-k with the Securities and Exchange Commission on September 25, 2013.

16.  Variable interest entities

Two of the Company’s business affiliates are considered variable interest entities (VIE’s), as defined in ASC 810. The Company is not considered the primary beneficiary of, and therefore does not consolidate any of the VIE’s in which it holds a variable interest. The Company’s involvement with one of its VIE’s consisted of borrowing funds from the VIE, of which the balances at September 30, 2013 and December 31, 2012 were $100,919 and $1,048,488, respectively, and certain sales to the VIE. Additionally, the VIE made an equity investment in the Company and provided administrative services to the Company during 2012. Further, to maintain its business relationships with certain customers, the Company accepted $67,000 and $300,000 of the VIE’s product returns in June 2013 and December 2012, respectively.

The Company sold its last retail location to the other VIE during the third quarter of 2012. There was no activity with this VIE during 2013.

17. Discontinued Operations

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

ID PERFUMES, INC.
Notes to Condensed Financial Statements
(Unaudited)

Retail sales, reported in discontinued operations for the three and nine month periods ended September 30, 2012 aggregated $37,409 and $106,207. In this connection, pre-tax losses reported in discontinued operations for the three and nine month periods ended September 30, 2012 aggregated $63,147 and $444,255, including gain on disposal – related party of $63,223 for both periods.  There were no discontinued operations balances for 2013.

In accordance with ASC 230-10-45-24, the Company has elected not to separately disclose cash flows from discontinued operations.

18. Segments and Geographic Areas

The Company manufactures and distributes one product line, fragrances and fragrance related products. Related party sales aggregated 6.9% and 8.9% of sales in the three and nine month periods ended September 30, 2013 and 2.6% and 13.7% for the three and nine month periods ended September 30, 2012. There are no assets located in Europe, Canada, or the Middle East. We have assets (Molds) in Asia.

The following tables present our geographic sales information:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
United States and the Caribbean	$1,443,350	$2,750,290	$4,623,158	$4,142,996
Latin America	41,987	49,500	295,142	49,500
Canada	447,816	-	885,363	-
Europe	34,948		34,948
Middle East and Southeast Asia	-	-	199,872	-

Total	$1,968,101	$2,799,790	$6,038,483	$4,192,496

19. Subsequent Events

On October 1, 2013, the Company entered into an exclusive license agreement (the “License Agreement”) with Kendall Jenner Inc. (the “Licensor”).   The License Agreement was effective September 23, 2013 and grants ID Perfumes the worldwide right to use the trademark “Kendall Jenner” including but not limited to her name, likeness, image, voice and other attributes of her personality and the right to provide services in connection with the license. The initial term of the agreement expires in 2018, and is renewable for an additional five-year term if certain sales levels are met. The Company is required to pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume.

On October 3, 2013, the Company signed a $670,000 promissory note with a third party. The note bears interest at 20% and is due in one year.  The note is collateralized by all inventory, equipment, supplies, certain receivables, royalties receivable related to the July Moon, Inc. settlement and the Kendall Jenner license.

During October and November 2013, the Company borrowed an aggregate of $230,000 from related parties.  The loans bear interest from 5%-6% with $100,000 due in one year and $130,000 due December 15, 2015.

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

General

The following analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this report.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition.

Our Business

We manufacture, distribute, market, promote, and sell perfumes and related products licensed through celebrities. Our objective is to develop and launch quality fragrances utilizing nationally recognized celebrities to endorse our product offerings.   In furtherance thereof we signed exclusive licensing agreements with Selena Gomez and Adam Levine.  Our fragrances are marketed under the “ID” company name.   Copies of the Selena Gomez and Adam Levine agreements were filed as exhibits to our Registration Statement filed on Form 10 with the Securities and Exchange Commission on April 30, 2013.

The Selena Gomez agreement was terminated in September 2013 without further liability to either party.

Subsequent to the quarter ended September 30, 2013 on October 1, 2013 we entered into an exclusive licensing agreement with Kendall Jenner.  The License Agreement was effective September 23, 2013 and is for a term of five years.  The license grants ID Perfumes the worldwide right to use the trademark “Kendall Jenner” including but not limited to her name, likeness, image, voice and other attributes of her personality and the right to provide services in connection with the license.

A copy of the Kendall Jenner agreement was filed as an exhibit to our Form 8-k filed October 4, 2013

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

Kendall Jenner

On October 1, 2013, the Company entered into an exclusive license agreement with Kendall Jenner Inc. The License Agreement was effective September 23, 2013 and grants ID Perfumes the worldwide right to use the trademark “Kendall Jenner” including but not limited to her name, likeness, image, voice and other attributes of her personality and the right to provide services in connection with the license. ID will be responsible for the design, manufacture, marketing, distribution and sale of the Kendall Jenner fragrances for women and children.  ID Perfumes also has the right to request from the Licensor the licensing rights for a line of men’s fragrances.  ID Perfumes also has the non-exclusive right to market scented personal beauty products for men, women and children  but only with a  “Gift with Purchase” package or gift set  and full sized sellable fragrance ancillaries (i.e. body lotion, shower gel, body mist, deodorants, creams, powders and/or other fragrance). The anticipated launch of our first Kendall Jenner fragrance is May 2014.

Production and Supply for our fragrance lines

The launch of a new fragrance line involves input from many different sources, from perfume designers to glass makers.

The stages of the development and production process can be summarized as follows:

Discussions with perfume designers and creators (includes analysis of esthetic and factory trends, target clientele and market communication approach);
Concept choice;
Produce mock-ups for final acceptance of bottles and packaging;
Receive bids from component suppliers (glass makers, plastic processors, printers, etc.) and packaging companies;
Choose suppliers;
Schedule production and packaging;
Issue component purchase orders;
Follow quality control procedures for incoming components; and
Follow packaging and inventory control procedures.

Fragrance manufacturers rely on multiple suppliers to manufacture their fragrances including:

Independent perfumery design companies;
Perfumers which create a fragrance consistent with our expectations and, that of the fragrance designers and creators;
Contract manufacturers of components such as glassware, caps or boxes ;
Production specialists who carry out packaging or logistics for storage, order preparation and shipment.

Marketing Strategies

Our marketing efforts will focus principally on promoting the quality, value and benefits of our products.  Each of our licensed fragrances will be distinctively positioned, have a single image, and will be promoted with consistent logos, packaging and advertising designed to enhance its image and differentiate it from other brands.  We will regularly advertise our products on television and radio, in upscale magazines and newspapers, the Internet, and through direct mail.  We intend to leverage social networking, mobile, and digital applications so that we are able to engage with our consumers through their preferred technologies. In addition, we believe that our fragrances will receive editorial coverage in prestige publications and other media outlets.

Growth strategies and portfolio branding can be achieved through new product development and marketing

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

We believe that we compete primarily on the basis of brand recognition, quality, product efficacy and price.

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

Employees

As of September 30, 2013 we had 19 full time and one part time employees.

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

Results of Operations

Three and Nine Months Ended September 30, 2013 compared to the Three and Nine Months Ended September 30, 2012

The following table sets forth the percentage relationship net sales to costs of sales for each of our reporting lines in our statements of operations. This table should be read in conjunction with the following discussion and with our condensed financial statements, including the related notes.

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2013	2012	Change	2013	2012	Change
Sales	$1,968,101,	$2,799,790	(29.7)%	$6,038,483	$4,192,496	44.0%
Cost of sales	1,325,772	1,643,667	(19.3)%	3,135,968	2,428,521	29.1%
Gross margin	$642,329	$1,156,123	(44.4)%	$2,902,515	$1,763,975	64.5%
Gross margin as a percentage of sales	32.6%	41.3%		48.1%	42.1%

Revenues. Net Sales for the three months ended September 30, 2013 decreased $831,689 or (29.7)% as compared to the three months ended September 30, 2012, primarily due to the timing of new fragrance line launches.  The third quarter of 2012 had high sales related to the May 2012 launch of the Selena Gomez fragrance line.  Our February 2013 launch of our Adam Levine fragrance line provided strong second quarter 2013 sales that decreased slightly in the third quarter of 2013. The Company experienced strong second quarter 2013 sales relating to the launch. Such increase was net of $93,156 and $276,797 of sales returns for the three months ended September 30, 2013 and 2012, respectively. Net sales for the nine months ended September 30, 2013 increased $1,845,987 or 44.0% as compared to the nine months ended September 30, 2012. This is primarily due to the Company having two perfume licenses for the 2013 period compared to one license during the 2012 period.

Gross Profit. Our gross profit as a percentage of sales for the three months ended September 30, 2013 decreased 8.7% as compared to the three months ended September 30, 2012. This decrease is primarily due sales discounts issued to certain customers during the third quarter of 2013 that were not offered during the same period of 2012.  Our gross profit as a percentage of sales for the nine months ended September 30, 2013 increased 6% as compared to the nine months ended September 30, 2012. This increase is primarily related to the launch of Adam Levine during February 2013 and strong second quarter sales related to the launch.

In the three and nine months ended September 30, 2013, sales were substantially to department stores, perfumeries, specialty retailers, mass-market retailers, domestic and international wholesalers and distributors which resulted in higher gross margins, but were decreased as a result of product returns. In addition, our sales in the third quarter of 2013 included $135,998 of sales to related parties, while the third quarter of 2012 had $72,056 in related party sales. In 2013, we expect continued increases in our international sales, primarily in Canada and the United Kingdom, as well as increases in domestic sales resulting from new product launches for existing celebrities.

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

Costs relating to gift with purchase (GWP) promotions are reflected in Selling, General and Administrative expenses and aggregated $2,600 for the three months ended September 30, 2013 as compared to $118,700 for the three months ended September 30, 2012. Accordingly, our gross margin may not be comparable to other companies, which may include these expenses as a component of cost of sales. Had this amount been included in cost of sales, our gross margins would be reduced by .1% for the third quarter of 2013.  Costs relating to GWP for the nine months ended September 30, 2013 were $317,700 compared to $224,100 for the nine months ended September 30, 2012.  Period to period increases in GWP costs are due to the addition of our Adam Levine fragrance line in February 2013.

Selling, general and administrative expenses - During the second half of 2011, the Company entered the fragrance business, and began to sign licensing, manufacturing and distribution agreements for fragrance products relating to a celebrity artist that it had signed to a five year license. During 2012, the Company began to sell its products to department stores, perfumeries, specialty retailers, mass-market retailers, domestic and international wholesalers and distributors. Sales growth in 2012 was due in great part to the launch and rollout of the fragrance products relating to Selena Gomez. During February 2013, the Company launched the Adam Levine fragrance line.  The related Selling, General and Administrative expenses are discussed below for the three and nine months ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Professional fees	$192,491	$147,918	$618,441	$595,952
Royalties	181,218	125,000	587,661	208,333
Advertising and Promotion	242,998	883,642	1,931,617	1,713,043
Management fee	-	43,450	-	375,117
Payroll	587,415	771,038	1,864,722	781,680
Other	453,348	213,639	1,486,871	435,638
	$1,657,470	$2,184,687	$6,489,312	$4,109,763

Professional fees – These expenses during 2012 and the first quarter of 2013 are primarily related to the Company hiring contractors/consultants and outside accountants and legal professionals to enable the Company to meet the filing requirements for the filing of Form 10. We have hired and are in the process of hiring internal accountants and expect our professional fees relating to contractors/consultants to decrease during the remainder of 2013, while we expect our payroll to increase to a lesser degree.  Additionally, the Company has incurred and expects to continue to incur additional legal fees throughout 2013 relating to our current litigation.

Royalties – Royalty expense includes the amortization and/or accrual of royalties pursuant to our fragrance licensing agreements. The Company is required to pay a minimum royalty, whether or not any product sales are made.  Royalty expense was $181,218 for the three months ended September 30, 2013 compared to $125,000 for the three months ended September 30, 2012.  The increase is due to the Adam Levine launch in February 2013 and related royalties for 2013 that did not exist in 2012.  Royalty expense was $587,661 for the nine months ended September 30, 2013 compared to $208,333 for the nine months ended September 30, 2012.  The increase was due to the Adam Levine launch in February 2013 and related royalties.

Advertising - The Company is required to spend minimum amounts for advertising based upon sales volume. These costs include promotional items, mailings, launch events, costs relating to gift with purchase promotions, department store models and domestic coop advertising expenses. Our annual advertising costs generally commence with each product launch. As a result, if our product launch occurs during the year, we would expect to incur more launch and advertising costs during the first few months following the product launch. The product launch for Adam Levine occurred in February 2013, and accordingly we had proportionately higher advertising costs following this launch. During the third quarter of 2013, the Company incurred $53,126 and $189,702 in advertising and promotion expenses for Selena Gomez and Adam Levine, respectively, for a total advertising and promotion expense of $242,998.  During the third quarter of 2012, the Company incurred $883,642 in advertising and promotion expenses for Selena Gomez. The decrease is due to the timing of product launches.  Substantial advertising and promotion costs are incurred for a product launch.  Selena Gomez launched May 2012 and there was no comparable launch during the second quarter of 2013. The Company is currently in compliance with minimum advertising requirements at September 30, 2013. With the September 9, 2013, termination of the Selena Gomez license, there will be no future advertising expenses related to the fragrance line.

Payroll - Payroll includes compensation for marketing, sales, administration and executive personal and increased as a result of the product launch in 2013. The Company has internalized many of the accounting related contractor/consultant expenses that are included in professional fees during 2012 and the first quarter of 2013, resulting in a decrease in Professional Fees expense and an increase in Payroll expense for the nine month periods ending September 30, 2013 and 2012.  The decrease in payroll expense for the three month periods ended September 30, 2013 and 2012 is due to a decreased head count from period to period.

Other - Included in other are three of our largest expenses, consisting of insurance, rent and manufacturer’s support fees. While we do not expect an increase in insurance expenses, there is no certainty that our insurance related expense will not significantly increase.  The Company does not anticipate any changes in the near future to our rent expense.  Freight and manufacturer’s support fees should increase or decrease proportionately with an increase or decrease in sales.

As we launch and roll out fragrances for new celebrities, our variable costs such as royalties, advertising and payroll are expected to increase.

Interest expense - Interest was incurred substantially to the Company’s chairman CEO principal shareholder and family members. Interest expense was $70,351 for the three months ended September 30, 2013 compared to $92,842 for the three months ended September 30, 2012. Interest expense decreased in comparing the third quarter of 2013 to the third quarter of 2012 due to decrease in factored receivables from period to period and a decrease in related interest expense.

Net income (loss) from continuing operations - As a result of the factors described above, the Company reported a net loss from continuing operations of $1,025,326 in the third quarter of 2013 compared to net loss of $1,121,406 in the third quarter of 2012. The net loss from continuing operations is comparable from period to period as the Company experienced a decrease in sales from one perfume license that was offset by an increase in sales from another license. The Company reported net loss from continuing operations of $3,729,197 for the nine months ended September 30, 2013 compared to net loss of $2,577,120 for the nine months ended September 30, 2012.  The increase in net loss from period to period is due to the Adam Levine fragrance line launch in February 2013 and the related costs to launch, including large advertising and promotion costs incurred around the launch date.

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

Retail sales, reported in discontinued operations, aggregated $37,409 and $106,207 for the three and nine months ended September 30, 2012. Net loss, reported in discontinued operations, aggregated $63,147 and $444,255, including gain on disposal – related party of $63,223, for the three and nine months ended September 30, 2012. This is attributable to the Company completing the disposition of its retail business during 2012.  The Company has not incurred and does not anticipate any additional discontinued operations amounts during 2013.

Two stores were disposed of in 2011 and the leases were terminated by the landlord. Management, based on the opinion of counsel, believe that the Company is not obligated for any lease payments beyond the termination dates, nor obligated to return the lease incentives or lease concessions previously given to the Company in prior years, which aggregated $12.6 million at December 31, 2012. In the event the Company would have to pay such amount, the payment would have a material impact on the Company’s liquidity, capital resources and results of operations.

Earnings per share - We compute basic and diluted loss per common share by dividing the losses applicable to common stock by the weighted average number of common shares outstanding. Currently, our basic and fully diluted EPS calculations are the same for the three and nine month periods ended September 30, 2013 and 2012, because any increase in the number of dilutive shares would be anti-dilutive due to our net loss.

Liquidity and Capital Resources

Our auditors have issued a going concern opinion on our audited financial statements for the year ended December 31, 2012 as we have experienced recurring losses and negative cash flows from operations.  In addition, we have a net capital deficiency.  These matters raise substantial doubt about our ability to continue as a going concern.

We had a working capital deficiency of $11.1 million as of September 30, 2013 and December 31, 2012. As a result of our second brand licensing agreement, the Company anticipates it will require approximately $1.5 million to $2.1 million of sales per month to maintain its operations.

Our principal funding requirements are for inventory purchases, advertising expenses, paying down accounts payable and debt. These capital requirements generally have been satisfied through cash flows from operations, the issuance of common stock and notes payable to affiliates and related parties. Our liquidity is impacted by a number of factors, including sales levels, timing of accounts receivable collections, the amount of credit that our vendors extend to us, customer deposits and our borrowing capacity from Company’s chairman CEO principal shareholder and family members and affiliated companies owned and/or controlled by our Company’s chairman CEO and principal shareholder. As of September 30, 2013, our loan payable totaled $1,363,076 and our related party and stockholder notes payable totaled $2,750,338 with interest rates from zero to 12%. The terms of repayment of these loans ranged from due on demand to 2.25 years. During September 2013, the Company renegotiated payments terms of certain debts with $2,650,408 being classified as long-term with due dates of December 31, 2015. See note 6 “Loan payable and stockholder notes” and note 7 “Note payable related party” for further discussion. Due to affiliate of $100,919 at September 30, 2013 has no terms of repayment and is shown as current. Our accounts receivable were $178,982 at September 30, 2013. Our customers are generally given terms of payment within 30 days.

Cash used in operating activities of ($2,237,294) primarily represents income (loss) before depreciation and non-cash charges and is after changes in working capital. Cash provided by (used in) operating activities were due to changes in accounts receivable ($179,000), inventory ($1.7 million), accounts payable $2.7 million, accrued liabilities $327,000, and customer deposits ($256,000). Working capital is significantly impacted by changes in accounts receivable, inventory, accounts payable and accrued liabilities and customer deposits. The Company’s shortage of cash results in increases in accounts payable and accrued liabilities resulting from the Company’s ability to extend its vendor terms to provide a significant portion of our liquidity. The Company’s cash position was negatively impacted by customer deposits. The increase in our inventory is needed to support our expected sales growth primarily resulting from our licensing activities. All sales are invoiced in U.S dollars and all customer payments are received in U.S. dollars. The Company does not engage in hedging transactions and believes that it is not subject to foreign currency related risks.

Net cash used in investing activities of ($66,000), represents the purchases of molds which are used for product development, less molds disposed of related to the Selena Gomez settlement. These purchases vary based on the number of new products we are developing each year. Our business is not capital intensive as we do own any manufacturing facilities and as such we have no material commitments for capital expenditures.

Net cash provided by financing activities was $2.0 million. Such increase in cash reflects the excess of net borrowings from related parties and stockholders of $136,000, proceeds from the issuance of convertible debenture of $500,000, borrowings from a related company of $560,000, net borrowings from notes payable of $233,000, net borrowings from short term borrowings – related party of $549,000 and proceeds from the issuance of common stock of $60,000 over repayment of advances from affiliated company of $48,000. We have no available short-term lines of credit or any long term borrowing arrangements with any financial institution and as such we are dependent of related party borrowings, the issuance of stock, and other financial debt sources to provide cash for our financing activities.

Our cash position was $3,500 and $316,000 at September 30, 2013 and December 31, 2012, respectively.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 11, 2013 Victory International (USA) LLC (“Victory”) filed a lawsuit against ID Perfumes.  The lawsuit was filed in the United States District Court, District of New Jersey (Civil Action No. cv-01465-FSH-PS).  The lawsuit seeks damages in excess of $1.2 million as well as injunctive relief.  We have filed affirmative defenses and a counterclaim against Victory for breach of contract. We are seeking compensatory, consequential and economic damages in excess of $45 million.  (See Company’s Form 10-Q filed August 14, 2013 and on May 20, 2013 for additional information.)

As reported in the Company’s Form 8-k filed September 17, 2013 we have settled the lawsuit which we filed against Selena Gomez and July Moon Productions.  With the execution of the Settlement Agreement and Mutual Release, the Licensing Agreement with Selena Gomez has been terminated.

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

We have defaulted on loan obligations.

We have incurred loans totaling approximately $1.4 million from third parties of which approximately $230,000 is in default. In addition, we have incurred loans totaling approximately $3.3 million from related parties of which approximately $99,930 is in default. The amount in default is from a former executive of Adrenalina, Inc. in 2007 and there has been no demand for payment. The Company does not expect an adverse effect on operations as a result of these defaults. However, should these creditors choose to foreclose on these loans, our ongoing business operations may be impaired.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 12, 2013, the Company issued to Commonwealth Wholesale Corporation a common stock purchase warrant to purchase up to 500,000 shares of common stock with an exercise price of $4.00 per share. The warrants are exercisable immediately and expire August 31, 2018.

At all times relevant:

- the  sale  was  made  to  a  sophisticated  or  accredited  investor;

-  we gave the purchaser the opportunity to ask questions and receive answers concerning  the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

- at a reasonable time prior to the sale of securities, we advised the purchaser of  the  limitations on resale of the securities; and

- neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising.

In issuing the foregoing securities, we relied on the exemptive provisions of Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Index to Exhibits

4.4*	Gigantic Parfums Promissory Note with Parfums Investment, LLC.
4.5	Amendment to Non-Negotiable Promissory Note, Security Agreement and Assignment and Pledge between Gigantic Parfums, LLC and Parfums Investment, LLC and Interest Rate Amendment
31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certifications of the Treasurer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certifications of President pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Treasurer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Company’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 30, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on November 18, 2013 on its behalf by the undersigned, thereunto duly authorized.

ID Perfumes

By:	/s/ Ilia Lekach
Ilia Lekach
Chief Executive Officer

By:	/s/ Ilia Lekach
Ilia Lekach
Chief Financial Officer